Form 10QSB
period 1999-09-30
RICH EARTH INC
filed 1999-11-08
CIK 1095529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB

(x  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  934

For  the  quarterly  period  ended        September  30,  1999
                                   ---------------------------

(  )      TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

For  the  transition  period  from       N/A  to     N/A
                                        ----        ---

Commission  File  number

                               RICH  EARTH,  INC.
                               ------------------
               (Exact name of registrant as specified in charter)

              Nevada                                      87-0635536
------------------------------                  -----------------------------
(State  or  other  jurisdiction  of          (I.R.S.  Employer  incorporation or
organization)                                       Identification  No.)

  5821  Emigration  Cyn,  Salt  Lake  City,  Utah                84108
-------------------------------------------------      ------------------------
(Address  of  principal  executive  offices)                 (Zip  Code)

                                 1- 801-274-1011
                                 ---------------
               Registrant's telephone number, including area code


                                       N/A
                                       ---
    (Former name, former address, and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [ ] No [ x ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

       Class                 Outstanding  as  of  September  30,  1999
 ------------------          -----------------------------------------
Common  Stock,  $0.001                              498,000

                                      INDEX

                                                                           Page
                                                                         Number
                                                                         ------
PART  I.

     ITEM  1.     Financial  Statements  (unaudited)                        3

     Balance  Sheets                                                        4
   September  30,  1999  and  December  31,  1998

     Statements  of  Operations
   For  the three and nine  months  ended  September  30, 1999 and 1998     5
   and  the  period from October 19, 1988 to  September  30,  1999


     Statement  of  Changes  in  Stockholders'  Equity
   For  the  period  October  19,  1988  to  September  30,  1999           6

     Statements  of  Cash  Flows
    For  the  nine  months  ended  September  30,  1999  and  1998          7
    and  the period  October 19, 1988  to September  30,  1999


     Notes  to  Financial  Statements                                       8

     ITEM  2.     Plan  of  Operations                                     10

PART  II.     Signatures                                                   11

                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS



The accompanying balance sheets of Rich Earth, Inc. (a development stage company) at September 30, 1999 and December 31 1998, and the statements of operations for the three and nine months ended September 30, 1999 and 1998 and the period from October 19, 1988 to September 30, 1999, the cash flows and the statement of stockholder' equity for the nine months ended September 30, 1999 and 1998, and the period from October 19, 1988 to September 30, 1999, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

                               RICH  EARTH,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                    SEPTEMBER 30, 1999, AND DECEMBER 31, 1998

                                                        SEPT 30,                  DEC 31,
                                                         1999                      1998
                                                       ---------                 ---------
ASSETS

CURRENT ASSETS

Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $                      -   $      -
                                                       -------------------------  ---------
  Total Current Assets. . . . . . . . . . . . . . . .  $                      -   $      -
                                                       =========================  =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable. . . . . . . . . . . . . . . . . . .  $                      -   $      -
                                                       -------------------------  ---------
Total Current Liabilities . . . . . . . . . . . . . .                         -          -
                                                       -------------------------  ---------


STOCKHOLDERS' EQUITY

Common stock
        100,000,000 shares authorized, at $0.001 par
        value; 498,000 shares issued and outstanding
 on Sept 30, 1999; 490,000 on Dec 31, 1998. . . . . .                       498        490

Capital in excess of par value. . . . . . . . . . . .                    34,252     26,260

    Deficit accumulated during the development stage.                   (34,750)   (26,750)
                                                       -------------------------  ---------

Total Stockholders' Equity (deficiency) . . . . . . .                         -          -
                                                       -------------------------  ---------
                                                       $                      -   $      -
                                                       =========================  =========

The accompanying notes are an integral part of these financial statements.

                                RICH  EARTH, INC.
                          ( DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
    AND THE PERIOD OCTOBER 19, 1988 (DATE OF INCEPTION) TO SEPTEMBER 30, 1999

                        THREE  MONTHS           NINE  MONTHS          OCTOBER  19,  1988
                       -------------            ------------
                      SEPT 30,   SEPT 30,    SEPT 30,   SEPT 30,    (DATE OF INCEPTION) TO
                        1999       1998        1999       1998          SEPT  30, 1999
                      ---------  ---------  ----------  ---------  ------------------------
REVENUES . . . . . .  $       -  $       -  $       -   $       -  $                     -

EXPENSES . . . . . .          -          -      8,000           -                   34,750
                      ---------  ---------  ----------  ---------  ------------------------
NET LOSS . . . . . .  $       -  $       -  $  (8,000)  $       -  $               (34,750)
                      =========  =========  ==========  =========  ========================




NET LOSS PER COMMON
SHARE

Basic. . . . . . . .  $       -  $       -  $    (.02)  $       -
                      ---------  ---------  ----------  ---------



AVERAGE  OUTSTANDING
    SHARES

     Basic . . . . .    498,000    490,000    490,000     490,000
                      ---------  ---------  ----------  ---------



   The accompanying notes are an integral part of these financial statements.

                               RICH   EARTH,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
                  PERIOD  OCTOBER  19, 1988 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 1999

                                                COMMON  STOCK   CAPITAL  In
                                              ----------------- EXCESS  OF   ACCUMULATED
                                               SHARES   AMOUNT   PAR VALUE    DEFICIT
                                               -------  -------  ----------  ---------
BALANCE OCTOBER 19,  1988 (date of inception)        -  $     -  $        -  $      -

Issuance of common stock for cash . . . . . .   80,000       80       3,920         -
   at $.05 - August 15, 1993

Issuance of common stock for cash . . . . . .  160,000      160       7,840         -
  at $.05 - August 27, 1993

Issuance of common stock for cash
    at $.05 - October 15, 1993. . . . . . . .  160,000      160       7,840         -

Issuance of common stock for cash
    at $.075  - November 18, 1993 . . . . . .   50,000       50       3,700         -

Issuance of common stock for cash
    at $.075 - December 7. 1993 . . . . . . .   40,000       40       2,960         -

Net operating loss for the year ended
   December 31, 1993. . . . . . . . . . . . .        -        -           -   (26,750)



BALANCE DECEMBER 31, 1998 . . . . . . . . . .  490,000      490      26,260   (26,750)

Issuance of common stock for cash
    at $1.00 - June 30, 1999. . . . . . . . .    8,000        8       7,992         -

Net operating loss for the nine months ended
    September 30, 1999. . . . . . . . . . . .        -        -           -    (8,000)

BALANCE SEPTEMBER 30, 1999. . . . . . . . . .  498,000  $   498  $   34,252  $(34,750)
                                               =======  =======  ==========  =========


The  accompanying  notes  are  an integral part of these financial statements.

                              RICH   EARTH,   INC.
                          ( DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND  1998
   AND THE PERIOD OCTOBER 19, 1988 (DATE  OF  INCEPTION) TO SEPTEMBER 30, 1999




                                              SEPT  30,   SEPT  30,    OCTOBER 19, 1988
                                                1999         1998      TO SEPT  30, 1999
                                             -----------  ----------  -------------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss. . . . . . . . . . . . . . . . . .  $    8,000   $        -  $          (34,750)

Adjustments to reconcile net loss to
net cash provided by operating
activities. . . . . . . . . . . . . . . . .           -            -                   -


Net Cash Used in Operations . . . . . . . .      (8,000)           -             (34,750)
                                             -----------  ----------  -------------------

CASH FLOWS FROM INVESTING
ACTIVITIES. . . . . . . . . . . . . . . . .           -            -                   -
                                             -----------  ----------  -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES

     Proceeds from issuance of common stock
                                                  8,000            -              34,750
                                             -----------  ----------  -------------------

Net Increase (Decrease) in Cash . . . . . .           -            -                   -

Cash at Beginning of Period . . . . . . . .           -            -                   -
                                             -----------  ----------  -------------------

Cash at End of Period . . . . . . . . . . .  $        -   $        -  $                -
                                             ===========  ==========  ===================



   The accompanying notes are an integral part of these financial statements.

                               RICH   EARTH,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on October 19, 1988 with the name of Charken Contractors Inc. with authorized common stock of 2,500 shares with no par value. On June 28, 1999 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001 in connection with a name change to Rich Earth, Inc.

On June 28, 1999 the Company completed a forward common stock split of 200 shares for each outstanding share. This report has been prepared showing after stock split shares with a par value of $.001 from inception.

The Company is in the development stage and has been engaged in the activity of seeking developmental mining properties and became inactive after 1993.

2.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Accounting  Methods
-------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend  Policy
----------------

The  Company  has  not  adopted  a  policy  regarding  payment  of  dividends.

Income  Taxes
-------------

On December 31, 1998, the Company had a net operating loss carry forward of $26,750. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The net operating loss expires in 2019.

Earnings  (Loss)  Per  Share
----------------------------

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split, in accordance with FASB Statement No. 128 .

Financial  Instruments
----------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                               RICH  EARTH,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Estimates  and  Assumptions
---------------------------

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.  RELATED  PARTY  TRANSACTIONS

The statement of changes in stockholder's equity shows 498,000 shares of common stock outstanding of which 250,000 shares were issued to related parties.

4.  GOING  CONCERN

Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for any future planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

                          ITEM 2.   PLAN OF OPERATIONS



History  and  Organization
--------------------------

The Company was incorporated under the laws of the State of Nevada on October 19, 1988 with the name of Charken Contractors Inc. with authorized common stock of 2,500 shares with no par value. On June 28, 1999 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001 in connection with a name change to Rich Earth, Inc.

On June 28, 1999 the Company completed a forward common stock split of 200 shares for each outstanding share. This report has been prepared showing after stock split shares with a par value of $.001 from inception.

The Company is in the development stage and has been engaged in the activity of seeking developmental mining properties and became inactive after 1993.

Plan  of  Operations
--------------------

The Company's management intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company but it does not have the working capital to be successful in this effort.

Continuation of the Company as a going concern is dependent upon obtaining the working capital for its planned activity and the management of the Company has developed a strategy, which they believe can obtain the needed working capital through additional equity funding and long term debt which will enable the Company to pursue its objective.

Results  of  Operations
-----------------------

The  Company  has  had  no  operations  during  this  reporting  period.

Liquidity  and  Capital  Resources
----------------------------------

The Company will need additional working capital to finance its planned activity.

                               PART 2 - SIGNATURES







                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                                     RICH   EARTH,  INC.
                                                     [Registrant]



                                                     /s/  Gary  Noerring
                                                    -------------------------
Dated:  November 2,  1999                      By   Gary Noerring,  President