Form 10KSB
period 1999-12-31
RICH EARTH INC
filed 2000-04-17
CIK 1095529

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549



                                   FORM 10-KSB



[X]  ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES EXCHANGE
     ACT  OF  1934

     For  the  fiscal  year  ended  December  31,  1999
                                      -----------------

[  ]  TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT  OF  1934

     For  the  transition  period  from               to
                                       -------------    -------------

                           Commission File No. 0-28475
                           ---------------------------

                                Rich Earth, Inc.
                      -------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Nevada                                               87-0635536
         --------                                            -----------

(State  or  Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation  or  organization)


                            ALUMINUM TOWER 5TH FLOOR
                     2 LIMASSOL AVENUE, 2003 NICOSIA, CYPRUS
                    ----------------------------------------
                    (Address of Principal Executive Offices)
                    Issuer's Telephone Number: (357) 233-6933

                            5821  EMIGRATION  CANYON
                           SALT  LAKE  CITY  UT 84108
                           ---------------------------
          (Former Name or Former Address, if changed since last Report)

Securities  Registered  under  Section  12(b)  of  the  Exchange  Act:   None
Name of Each Exchange on Which Registered: OTCBB Symbol RCER Securities Registered under Section 12(g) of the Exchange Act:
9,960,000  Common  stock:  $0.001  Par  value

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes      No  X
               ---      ---                  ---      ---

     Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

            State Issuer's revenues for its most recent fiscal year:

                             December 31, 1999 - $0.



     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 15, 1999 - $9,800.00 There are approximately 9,800,000 shares of common voting stock of the Company held by non-affiliates. Because there has been no active "public market" for the Company's common stock since inception, the Company has arbitrarily valued these shares at par value of $0.001 per share.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 April 14, 2000
                                    9,960,000

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional  Small  Business  Issuer  Format   Yes     No   X
                                                   ---     ---

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

ORGANIZATION  AND  CHARTER  AMENDMENTS

Rich Earth, Inc., f/k/a "Charken Contractors, Inc.", (hereinafter "The Company") was incorporated on October 19, 1988, pursuant to the Nevada Business Corporation Act. Its original Articles of Incorporation provided for authorized capital of two thousand five hundred (2,500) shares of common stock with no par value. On June 21, 1999, the shareholders of the Company approved an amendment to the Articles of Incorporation changing the authorized capital to one hundred million (100,000,000) shares of common stock with a par value of $0.001 (1 mill) per share. The amended Articles were filed with the State of Nevada on June 28, 1999.The Company was formed with the stated purpose of conducting any lawful business activity. However, the contemplated purpose was to engage in investment and business development operations related to mineral research and exploration. The Company's attempts to enter this field were not successful and all attempts to engage in business ended before January of 1994, and the Company became dormant.

The Company never engaged in an active trade or business throughout the period from inception through 1998. On or about April 1999, the directors determined that the Company should become active and reinstated the Company with the State of Nevada, and began seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The Company is considered a development stage company and, due to its status as a "shell" corporation, its principal business purpose is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's present shareholders will experience substantial dilution and there will be a probable change in control of the Company.


Any target acquisition or merger candidate of the Company will become subject to the same reporting requirements as the Company upon consummation of any such business combination. Thus, in the event that the Company successfully completes an acquisition or merger with another operating business, the resulting combined business must provide audited financial statements for at least the two most recent fiscal years or, in the event that the combined operating business has been in business less than two years, audited financial statements will be required from the period of inception of the target acquisition or merger candidate.

The  Company's  principal  executive  offices  are  temporarily located at: 5821
Emigration  Canyon,  Salt  Lake  City,  Utah,  84108.

Business  of  Issuer

BUSINESS.
---------

Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations since inception. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a corporate shell company.
Because the Company has limited assets and conducts no business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Currently, the Company has identified one potential acquisition target GlobalNet International, Inc. Management of the Company is not in any way affiliated with this Company. The Company is completing certain due diligence pursuant to a merger agreement dated March 22, 2000, between the Company, GlobalNet
International, Inc., a private Delaware company, and GN Acquisition Corp. a wholly owned subsidiary of the Company formed in Delaware for this transaction. On completion of the due diligence review, stockholder approval will be sought and a information circular will be filed with the Securities and Exchange Commission and provided to all stockholders of record outlining the proposed transaction in full with attached financial statements for GlobalNet International, Inc. There can be no guarantee at this time that this transaction will be completed by the parties.


PRINCIPAL  PRODUCTS  AND  SERVICES.
--------------------------------

The limited business operations of the Company, as now contemplated, involve those of a corporate shell company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

DISTRIBUTION  METHODS  OF  THE  PRODUCTS  OR  SERVICES.
-------------------------------------------------

Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

STATUS  OF  ANY  PUBLICLY  ANNOUNCED  NEW  PRODUCT  OR  SERVICE.
--------------------------------------------------------

None;  not  applicable.

COMPETITIVE  BUSINESS  CONDITIONS.
--------------------------------

Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves.
Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

SOURCES  AND  AVAILABILITY  OF  RAW  MATERIALS AND NAMES OF PRINCIPAL SUPPLIERS.
--------------------------------------------------------------------------

None;  not  applicable.

DEPENDENCE  ON  ONE  OR  A  FEW  MAJOR  CUSTOMERS.
-------------------------------------------

None;  not  applicable.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS.
--------------------------------------------------------------------------

None;  not  applicable.

NEED  FOR  ANY  GOVERNMENTAL  APPROVAL  OF  PRINCIPAL  PRODUCTS  OR  SERVICES.
---------------------------------------------------------------------

Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

EFFECT  OF  EXISTING  OR  PROBABLE  GOVERNMENTAL  REGULATIONS  ON  BUSINESS.
-------------------------------------------------------------------

The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

RESEARCH  AND  DEVELOPMENT.
-------------------------

None;  not  applicable.

COST  AND  EFFECTS  OF  COMPLIANCE  WITH  ENVIRONMENTAL  LAWS.
-------------------------------------------------------

None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

NUMBER  OF  EMPLOYEES.
--------------------

None.

ITEM  2.  DESCRIPTION  OF  PROPERTY.
-----------------------

The Company has no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Nevada, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

ITEM  3.  LEGAL  PROCEEDINGS.
------------------

The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
----------------------------------------------------

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report.



                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.
---------------------------------------------------------

MARKET  INFORMATION


Our Common Stock is currently quoted on Pink Sheets up until a week ago our Common Stock was quoted on the OTC Bulletin Board. It is traded under the symbol "RCERE". The following table sets forth the range of high and low prices as reported on the OTC Bulletin Board for the periods indicated. The Company had no trading activity since in 1999.

As of March 31, 2000, the Company had 27 holders of record of its Common Stock. The Company has not declared or paid cash dividends on its Common Stock and presently has no plans to do so. Any change in the Company's dividend policy will be at the sole discretion of the Board of Directors and will depend on the Company's profitability, financial condition, capital needs, future loan covenants, general economic conditions, future prospects and other factors deemed relevant by the Board of Directors. The Company currently intends to retain earnings for use in the operation and expansion of the Company's business and does not anticipate paying cash dividends in the foreseeable future.

The Company's common stock are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the 'Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a5l-l of the Exchange Act. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a5l-l provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission.

If at anytime the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's common stock and may affect the ability of shareholders to sell their shares.

As of March , 2000 there were 37 holders of record of the Company's common stock. As of the date hereof, the Company has issued and outstanding 9,960,000 shares of common stock. of this total, all shares, excepting those issued to the current officers in July of 1999, were issued in transactions more than two years ago. (A forward 200-for-1 stock split occurred on June 24, 1999 and a second 20-for-1 stock split occurred March 1, 2000, increasing the number of shares held by existing shareholders, which is not deemed a "new" issuance.) Thus, all but 160,000 shares were issued more than two years ago and may be sold or otherwise transferred without restriction pursuant to the terms of Rule 144 ("Rule 144") of the Securities Act of 1933, as amended (the "Act"), unless held by an affiliate or controlling shareholder of the Company. Of these shares, the Company has identified 160,000 shares as being held by affiliates of the Company. The remaining 9,800,000 shares are deemed free from restrictions and may be sold and/or transferred without further registration under the Act.

The 160,000 restricted shares presently held by affiliates or controlling shareholders of the Company have not been held for the requisite one year and therefore may not be sold pursuant to Rule 144. Once such shares or shares held by affiliates meet the minimum holding period, then, subject to the volume and other limitations set forth under Rule 144, they may be sold. In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock during the four calendar weeks preceding such sale, or (ii) 1 % of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and who has held restricted shares for at least three years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

HOLDERS
-------

  The number of record holders of the Company's common stock as of March 31, 2000 is approximately 27.

DIVIDENDS

---------
  The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and reinvest future earnings, if any, to finance its operations.





SALES  OF  "UNREGISTERED" AND "RESTRICTED" SECURITIES OVER THE PAST THREE YEARS.
------------------------------------------------------------------------------


Name and Address                Date       Number of Shares    Consideration
----------------             ---------    -------------------  -------------
Gary Noerring. . . . . . .  July 1, 1999             4,000     $        4,000
5812 Emigration Canyon
Salt Lake City, Utah 84108

Lynn Noerring. . . . . . .  July 1, 1999             4,000     $        4,000
5812 Emigration Canyon
Salt Lake City, Utah 84108


* Gary and Lynn Noerring are husband and wife. The number reflected above is pre-split of the shares of the Company on March 1, 2000.
** All shares sold were common shares, were sold for cash with no discounts or commissions paid, and were sold pursuant to exemption form registration under Sections 4(2) of the Securities Act of 1933.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.
----------------------------------------------------------

PLAN  OF  OPERATION.
------------------

The Company has not engaged in any material operations or had any revenues from operations since inception. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources. As of December 31, 1999, it had no cash or cash equivalents. It is a certainty that additional funds will be required to meet even the minimal obligations envisioned herein. Such funds may be advanced by management or stockholders in return for the issuance of common shares of the Company or as loans to the Company. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not engaged in any negotiations with any person regarding any such venture.

RESULTS  OF  OPERATIONS.
----------------------

Other than restoring and maintaining its good corporate standing in the State of Nevada, obtaining an audit of the Company's financial statements, submitting the Company's common stock for quotation on the NASD OTC Bulleting Board, and the filing of a Form 10 Registration, the Company has had no material business operations in the three most recent calendar years.

At December 31, 1999, the Company's had total assets of $0. See the Index to Financial Statements, Item 7 of this Report.

During the calendar year ended December 31, 1999, the Company had a net loss of $8,000. The Company has received no revenues in either of its three most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

LIQUIDITY.
---------

During the fiscal years ended December 31, 99, 98, and 97 the Company has been able to pay its expenses and costs through the private sale of its stock to officers and directors of the Company. As of December 31, 1999 the Company had $0 in cash or cash equivalents on hand. The Company anticipates that this it have to raise additional funds through the sale of stock or borrowing just to maintain the corporate existence of the Company and to maintain the Company on the OTC Bulletin Board. No assurance can be given that the Company will be able to raise these funds.

RECENT  ACCOUNTING  PRONOUNCEMENTS.
--------------------------------

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calculation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements.

The FASB has also issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14 "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management believes that the implementation of the new standards will not have a material effect on the Company's financial statements.

The FASB has also issued SFAS No 132. "Employers' Disclosures about Pensions and other Post-retirement Benefits," which standardizes the disclosure requirements for pensions and other Post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company.

ITEM  7.  FINANCIAL  STATEMENTS.
--------------------------------

                                RICH EARTH, INC.
                         FINANCIAL STATEMENTS AND REPORT
                   OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                     DECEMBER 31, 1999 AND DECEMBER 31, 1998

                  [LETTERHEAD ANDERSEN ANDERSEN & STRONG, L.C.]

                                                Andersen Andersen & Strong, L.C.
                                                  941 East 3300 South, Suite 202
                                                    Salt Lake City, Utah   84106
                                                        Telephone:  801-486-0096
                                                              Fax:  801-486-0098

Board  of  Directors
Rich  Earth,  Inc.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of Rich Earth, Inc. (development stage company) at December 31, 1999 and December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999, 1998 and 1997 and the period October 19, 1988 (date of inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rich Earth, Inc. at December
31, 1999 and December 31, 1998, and the results of operations and cash flows for the years ended December 31, 1999, 1998 and 1997 and the period October 19, 1988 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has been in the development stage since its inception and has suffered recurring losses from operations , which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  /s/ ANDERSEN ANDERSEN & STRONG
March  29,  2000
Salt  Lake  City,  Utah

                               RICH  EARTH,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                    DECEMBER 31, 1999, AND DECEMBER 31, 1998


                                                            DEC 31,         DEC 31,
                                                             1999            1998
                                                       ----------------  --------------
ASSETS

CURRENT ASSETS

Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $             -   $           -
                                                       ----------------  --------------
  Total Current Assets. . . . . . . . . . . . . . . .  $             -   $           -
                                                       ================  ==============



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable. . . . . . . . . . . . . . . . . . .  $             -   $           -
                                                       ----------------  --------------
Total Current Liabilities . . . . . . . . . . . . . .                -               -
                                                       ----------------  --------------


STOCKHOLDERS' EQUITY

Common stock
        100,000,000 shares authorized, at $0.001 par
        value; 498,000 shares issued and outstanding
 on Dec 31, 1999; 490,000 on Dec 31, 1998 . . . . . .              498             490

Capital in excess of par value. . . . . . . . . . . .           34,252          26,260

    Deficit accumulated during the development stage.          (34,750)        (26,750)
                                                       ----------------  --------------

Total Stockholders' Equity (deficiency) . . . . . . .                -               -
                                                       ----------------  --------------
                                                       $             -   $           -
                                                       ================  ==============




   The accompanying notes are an integral part of these financial statements.

                                RICH  EARTH, INC.
                          ( DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998. AND 1997
    AND THE PERIOD OCTOBER 19, 1988 (DATE OF INCEPTION) TO DECEMBER 31, 1999

                          DEC 31,            DEC 31,          DEC 31,     OCT 19, 1988 TO
                          1999                1998             1997        DEC  31, 1999
                      -----------------  ---------------  -------------  -----------------
REVENUES . . . . . .  $              -   $             -  $           -  $              -

EXPENSES . . . . . .             8,000                 -              -            34,750
                      -----------------  ---------------  -------------  -----------------
NET LOSS . . . . . .  $         (8,000)  $             -  $           -  $        (34,750)
                      =================  ===============  =============  =================



NET LOSS PER COMMON
SHARE

Basic. . . . . . . .  $           (.02)  $             -  $           -
                      -----------------  ---------------  -------------



AVERAGE  OUTSTANDING
    SHARES

     Basic . . . . .           494,000           490,000        490,000
                      -----------------  ---------------  -------------


   The accompanying notes are an integral part of these financial statements.

                               RICH   EARTH,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
                  PERIOD  OCTOBER  19, 1988 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1999


                                               COMMON  STOCK     CAPITAL In
                                            -------------------  EXCESS OF   ACCUMULATED
                                               SHARES   AMOUNT   PAR VALUE     DEFICIT
                                               -------  -------  ----------  ---------
BALANCE OCTOBER 19,  1988 (date of inception)        -  $     -  $        -  $      -

Issuance of common stock for cash . . . . . .   80,000       80       3,920         -
   at $.05 - August 15, 1993

Issuance of common stock for cash . . . . . .  160,000      160       7,840         -
    at $.05 - August 27, 1993


Issuance of common stock for cash
    at $.05 - October 15, 1993. . . . . . . .  160,000      160       7,840         -

Issuance of common stock for cash
    at $.075  - November 18, 1993 . . . . . .   50,000       50       3,700         -

Issuance of common stock for cash
    at $.075 - December 7. 1993 . . . . . . .   40,000       40       2,960         -

Net operating loss for the year ended
   December 31, 1993. . . . . . . . . . . . .        -        -           -   (26,750)

                                               -------  -------  ----------  ---------

BALANCE DECEMBER 31, 1998 . . . . . . . . . .  490,000      490      26,260   (26,750)

Issuance of common stock for cash
    at $1.00 - June 30, 1999. . . . . . . . .    8,000        8       7,992         -

Net operating loss for the year ended
    December 31, 1999 . . . . . . . . . . . .        -        -           -    (8,000)
                                               -------  -------  ----------  ---------

BALANCE DECEMBER 31, 1999 . . . . . . . . . .  498,000  $   498  $   34,252  $(34,750
                                               =======  =======  ==========  =========





   The accompanying notes are an integral part of these financial statements.

                              RICH   EARTH,   INC.
                          ( DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND  1997
   AND THE PERIOD OCTOBER 19, 1988 (DATE  OF  INCEPTION) TO DECEMBER 31, 1999



                                              DEC 31,      DEC 31,    DEC 31,    OCT 19, 1988 TO
                                               1999         1998       1997       DEC  31, 1999
                                          -------------  ---------  ---------  -----------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss . . . . . . . . . . . . . . . .  $     (8,000)  $       -  $       -  $        (34,750)

Adjustments to reconcile net loss to
net cash provided by operating
activities . . . . . . . . . . . . . . .             -           -          -                 -



Net Cash Used in Operations. . . . . . .        (8,000)          -          -           (34,750)
                                          -------------  ---------  ---------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES . . . . . . . . . . . . . . .             -           -          -                 -
                                          -------------  ---------  ---------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES

  Proceeds from issuance of common stock
                                                 8,000           -          -            34,750
                                          -------------  ---------  ---------  -----------------

Net Increase (Decrease) in Cash. . . . .             -           -          -                 -

Cash at Beginning of Period. . . . . . .             -           -          -                 -
                                          -------------  ---------  ---------  -----------------

Cash at End of Period. . . . . . . . . .  $          -   $       -  $       -  $              -
                                          =============  =========  =========  =================




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

Income  Taxes
-------------

On December 31, 1999, the Company had a net operating loss carry forward of $34,750. The tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The net operating loss expires in 2021.

Basic  and  Diluted  Net  Income  (Loss)  Per  Share
----------------------------------------------------

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding, after the stock split. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of the preferred share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Financial  Instruments
----------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values.

                               RICH  EARTH,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (continued)

Comprehensive  Income
---------------------

The Company adopted Statement of Financial Accounting Standards No. 130. The adoption of this standard had no impact on the total stockholder's equity on December 31, 1999.

Recent  Accounting  Pronouncements
----------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

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

3.  RELATED  PARTY  TRANSACTIONS

Related parties have acquired 50% of the outstanding common stock of the Company.

4.  GOING  CONCERN

Continuation of the Company as a going concern is dependent upon obtaining sufficient working capital for any future planned activity and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate for the coming year.

                               RICH  EARTH,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



5.  SUBSEQUENT  EVENTS

As of March 23, 2000 the Company signed an agreement to acquire all outstanding common capital stock of GlobalNet, Inc. , a private Delaware Corporation, successor to DTA Communications Network LLC, and parent company of GlobalNet LLC, in exchange for 20,000,000 after stock split shares of the Company. GlobalNet Inc. is a facilities based global provider of high quality voice , fax, and other value added applications over the Internet. The agreement is subject to the Company raising $6,000,000 through a private placement of 600,000 units at $10.00 per unit with each unit consisting of one share of common stock of the Company and one warrant. Each warrant entitles the holder to purchase one common share of the Company for $15.00 at any time before six months from the date of the acquisition of the units.

On the date of this report the Company had completed the placement of 250,000 units at $10.00.

On March 1, 2000 the Company completed a forward stock split of 20 common shares for each outstanding share of the Company in the form of a 100% stock dividend.

Included in the following are the summarized, consolidated, unaudited pro-forma financial statements of the Company and GlobalNet, Inc. as if the acquisition had been completed on January 1, 2000. All intercompany transactions have been eliminated.

                        RICH  EARTH,  INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                 JANUARY 1, 2000


ASSETS

CURRENT ASSETS

Cash. . . . . . . . . . . . . . . . . . . .  $   717,854
    Accounts receivable . . . . . . . . . .      806,489
    Prepaid expenses. . . . . . . . . . . .        3,443
                                             ------------
  Total Current Assets. . . . . . . . . . .    1,527,786
                                             ------------

EQUIPMENT - net of accumulated depreciation    4,888,689
                                             ------------

                                             $ 6,416,475
                                             ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable. . . . . . . . . . . . . .  $ 2,689,444
                                             ------------
Total Current Liabilities . . . . . . . . .    2,689,444
                                             ------------


OTHER LIABILITIES . . . . . . . . . . . . .    5,505,158
                                             ------------

STOCKHOLDERS'  DEFICIENCY . . . . . . . . .   (1,778,127)
                                             ------------

                                             $ 6,416,475
                                             ============


                        RICH  EARTH, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999, AND 1998
                              (STATED IN THOUSANDS)


                               DEC 31,        DEC 31,
                                1999           1998
                            -------------  -------------
REVENUES . . . . . . . . .  $     25,971   $      4,046
COST OF TELECOMMUNICATIONS        25,084          3,370
                            -------------  -------------

    GROSS  PROFIT. . . . .           887            676

EXPENSES . . . . . . . . .         2,618            866
                            -------------


NET LOSS . . . . . . . . .  $     (1,731)  $       (190)
                            =============  =============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

None,  Not  applicable


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
--------------------------------------------------------------------------------

IDENTIFICATION  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS
-------------------------------------------------------

The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination. In addition the table sets forth the same information as to all persons who were officers or directors during the year of 1999 but who are no longer officers or directors.





NAME                       POSITIONS HELD           DATE OF ELECTION OR DESIGNATION  TERMINATION OR RESIGNATION
-----------------  -------------------------------  -------------------------------  --------------------------
Xenios Xenopoulos  President, Sec./Treas./Director  February 2, 2000                 Not Applicable

Gary Noerring*. .  President/Director               March 8, 2000                    February 2, 2000

Lynn Noerring*. .  Sec./Treas./Director             March 8, 2000                    February 2, 2000

Rod Spalding. . .  President/Director               January 4, 1993                  March 8, 2000

Charles Spalding.  Sec./Treas./Director             January 4, 1993                  March 8, 2000


*  Gary  Noerring  and  Lynn  Noerring  are  husband  and  wife.


Business  Experience.
---------------------

Xenios Xenopoulos has been a practicing attorney in Nicosia, Cyprus, for over twenty years. He has held the position of President of the Cyprus Bar Association for the past five years. He is also the Cypriat representative for the International Bar Association. He is a regular speaker in the International legal community regarding Cypriat corporate and tax law.

SIGNIFICANT  EMPLOYEES.
----------------------

The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

FAMILY  RELATIONSHIPS.
---------------------

Gary Noerring and Lynn Noerring, the former officers and directors of the Company are husband and wife.

INVOLVEMENT  IN  CERTAIN  LEGAL  PROCEEDINGS.
-----------------------------------------

During the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;
(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
(4) as found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT
--------------------------------------------------------

Xenios  Xenopolous  has  concurrently  filed  a  Form  3,  Initial  Statement of
Beneficial
Ownership of Securities on or about April 14, 2000, this filings was outside the time requirement provided by Seciton 16(A) of the Exchange Act.

ITEM  10.  EXECUTIVE  COMPENSATION.
-----------------------------------

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the years ended December 31, 1998 and 1999, nor at any time during 2000.
Further, the Company has not entered into an employment agreement with any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. As of the date hereof, no person has accrued any compensation from the Company.


COMPENSATION  OF  DIRECTORS.
----------------------------

There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS.
-------------------------------------------------------------------------------

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.
--------------------------------------------------------------------------------

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT.
----------------------------------------------------------------------

The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, each director of the Company and all directors and officers as a group, with the computations being based upon 9,960,000 shares of common stock being outstanding, unless otherwise noted.



                               Percentage
Name and Address              Number owned    of Outstanding
----------------              -------------  ----------------
Sandra Lausen. . . . . . . .        600,000                 6%
Gary Hancey. . . . . . . . .        600,000                 6%
Joe Murphy . . . . . . . . .        800,000                 8%
Molly Porter . . . . . . . .        800,000                 8%
Keith Porter . . . . . . . .        600,000                 6%
Deremie Enterprises Limited*        160,000               1.6%


* Deremie Enterprises Limited is wholly owned by Xenios Xenopoulos, the sole director of the Company. Deremie Enterprises Limited acquired these securities from Gary and Lynn Noerring in February, 2000.



CHANGES  IN  CONTROL.
---------------------

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.
--------------------------------------------------------------

TRANSACTIONS  WITH  MANAGEMENT  AND  OTHERS.
--------------------------------------------

For a description of transactions between members of management, five percent stockholders, "affiliates", promoters and finders, see captions "Recent Changes in Control" under Item 1, "Sales of 'Unregistered' and 'Restricted' Securities Over the Past Three Years" under Item 5, and footnote 1 under "Security ownership of Management" under Item 11

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.
-------------------------------------------------

REPORTS  ON  FORM  8-K
----------------------

NONE


EXHIBITS
--------

Exhibit
Number     Description*
------     -----------

 3.1  *     Initial  Articles  of  Incorporation,

 3.2  *     Articles  of  Amendment  to  the
            Articles  of  Incorporation,
 3.3  *     By-Laws

 27         Financial  Data  Schedule



DOCUMENTS  INCORPORATED  BY  REFERENCE

* Documents previously filed as exhibits to Form 10 filed on October 18, 1999 and incorporated herein by this reference.




                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    RICH  EARTH,  INC.
    (REGISTRANT)

    /s/  Xenios  Xenopoulos
    BY:  _______________________
    PRESIDENT  AND  DIRECTOR

DATED:  14TH  DAY  OF  APRIL,  2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of 2000,


/s/  Xenios  Xenopoulos
___________________________________
Director,  Chief  Executive  Officer
Secretary  and  Chief  Financial  Officer