Form 10QSB
period 2000-03-31
RICH EARTH INC
filed 2000-05-15
CIK 1095529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                   FORM 10-QSB


(x  )     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
 EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended        March  31,  2000
                                   -----------------------
(  )     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15  (d)  OF  THE
 SECURITIES  EXCHANGE  ACT  OF  1934

For  the  transition  period  from________________to

Commission  File  number   000-27469

                         RICH  EARTH,  INC.
                         ------------------
     (Exact  name  of  registrant  as  specified  in  charter)

               Nevada                                         87-0635536
               ------                                         ---------
(State  or  other  jurisdiction  of                       (I.R.S.  Employer
incorporation  or  organization)                         Identification  No.)

688  West  Hasting  St,  Vancouver  BC  V6B1P1,  Canada
-------------------------------------------------------
(Address  of  principal  executive  offices)                     (Zip  Code)


               Registrant's telephone number, including area code


     (Former name, former address, and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

           Class                    Outstanding  at March 31, 2000
           ------                   ------------------------------
Common  Stock,  $0.001                            9,960,000



                                      INDEX

                                                                Page
                                                               Number
                                                               ------
PART  I.

     ITEM  1.     Financial  Statements  (unaudited)                3

                  Balance  Sheets                                   4
                  March  31,  2000  and
                  December  31,  1998

                  Statements  of  Operations
                  For  the  three  months  ended
                  March  31,  2000  and  1999                       5
                  and  the  period  October  19,  1988
                  to  March  31,  2000

                  Statements  of  Cash  Flows
                  For  the  three  months  ended
                  March  31,  2000  and  1999                       6
                  and  the  period  from  October  19,
                  1988  to  March  31,  2000

                  Notes  to  Financial  Statements                  7

     ITEM  2.     Management  Discussion  and  Analysis            12


PART  2


     .            Signatures     12

                         PART I - FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS




The  accompanying   balance  sheets  of  Rich  Earth, Inc.  (a development stage company) at March 31, 2000 and December 31 1999, and the statements of operations for the three months ended March 31, 2000 and 1999 and the period October 19, 2000 (date of development stage) to March 31, 2000, the cash flows and the statement of stockholder' equity for the three months ended March 31, 2000 and 1999, and the period from October 19, 1988 to March 31, 2000, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.







                               RICH  EARTH,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999


                                                                 MAR 31,            DEC 31,
                                                                  2000               1999
                                                        ------------------------------------
ASSETS

CURRENT ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $                 82,772   $      -
    Note receivable - Note 3 . . . . . . . . . . . . .                 2,427,198          -
                                                        -------------------------  ---------

  Total Current Assets . . . . . . . . . . . . . . . .  $              2,509,970   $      -
                                                        =========================  =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable . . . . . . . . . . . . . . . . . . .  $                      -   $      -
                                                        -------------------------  ---------
Total Current Liabilities. . . . . . . . . . . . . . .                         -          -
                                                        -------------------------  ---------


STOCKHOLDERS' EQUITY

Common stock
        100,000,000 shares authorized, at $0.001 par
        value; 9,960,000 shares issued and outstanding                     9,960      9,960

Capital in excess of par value . . . . . . . . . . . .                    24,790     24,790

    Stock subscriptions received - Note 4. . . . . . .                 2,509,970          -

    Deficit accumulated during the development stage .                   (34,750)   (34,750)
                                                        -------------------------  ---------

Total Stockholders' Equity . . . . . . . . . . . . . .                 2,509,970          -
                                                        -------------------------  ---------
                                                        $              2,509,970   $      -
                                                        =========================  =========

                   The accompanying notes are an integral part of these financial statements.



                                RICH  EARTH, INC.
                          ( DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND THE
          PERIOD OCTOBER 19, 1988 (DATE OF INCEPTION) TO MARCH 31, 2000







                       MAR 31,     MAR 31,     OCT 19, 1988 TO
                         2000        1999       MAR  31, 2000
                      ----------  ----------  -----------------

REVENUES . . . . . .  $        -  $        -  $              -
EXPENSES . . . . . .           -           -            34,750
                      ----------  ----------  -----------------
NET LOSS . . . . . .  $        -  $        -  $        (34,750)
                      ==========  ==========  =================



NET LOSS PER COMMON
SHARE

Basic. . . . . . . .  $        -  $        -
                      ----------  ----------



AVERAGE  OUTSTANDING
    SHARES

     Basic . . . . .   9,960,000   9,880,000
                      ----------  ----------






     The  accompanying notes are an integral part of these financial statements.

                              RICH   EARTH,   INC.
                          ( DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
           FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND  1999 AND THE
         PERIOD OCTOBER 19, 1988 (DATE  OF  INCEPTION) TO MARCH 31, 2000






                                                         MAR  31,    MAR  31,    OCT 19, 1988 TO
                                                           2000        1999       MAR  31, 2000
                                                       ------------  ---------  -----------------
CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss. . . . . . . . . . . . . . . . . . . . . . .  $         -   $       -  $        (34,750)

Adjustments to reconcile net loss to
net cash provided by operating
activities. . . . . . . . . . . . . . . . . . . . . .            -           -                 -


Net Cash Used in Operations . . . . . . . . . . . . .            -           -           (34,750)
                                                       ------------  ---------  -----------------

CASH FLOWS FROM INVESTING
ACTIVITIES

          Advances on note receivable . . . . . . . .   (2,427,198)          -        (2,427,198)
                                                       ------------  ---------  -----------------

CASH FLOWS FROM FINANCING
ACTIVITIES

  Subscriptions received for purchase of common stock    2,509,970           -         2,509,970
  Proceeds from issuance of common capital stock. . .            -           -            34,750
                                                       ------------  ---------  -----------------

Net Increase (Decrease) in Cash . . . . . . . . . . .       82,772           -            82,772

Cash at Beginning of Period . . . . . . . . . . . . .            -           -                 -
                                                       ------------  ---------  -----------------

Cash at End of Period . . . . . . . . . . . . . . . .  $    82,772   $       -  $         82.772
                                                       ============  =========  =================




     The  accompanying notes are an integral part of these financial statements.

                             RICH   EARTH,  INC.
                        (DEVELOPMENT  STAGE  COMPANY)
                      NOTES  TO  FINANCIAL  STATEMENTS



1.     ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on October 19, 1988 with the name of Charken Contractors Inc. with authorized common stock of 2,500 shares with no par value. On June 28, 1999 the authorized capital stock was increased to 100,000,000 shares with a par value of $0.001 in connection with a name change to Rich Earth, Inc.

On June 28, 1999 the Company completed a forward common stock split of 200 shares for each outstanding share and on March 1, 2000 a forward stock split of 20 common shares for each outstanding share in the form of a 100% stock dividend. This report has been prepared showing after stock split shares with a par value of $.001 from inception.

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

Accounting  Methods
-------------------



THE COMPANY RECOGNIZES INCOME AND EXPENSES BASED ON THE ACCRUAL METHOD OF ACCOUNTING.

DIVIDEND  POLICY
----------------

THE  COMPANY  HAS  NOT  ADOPTED  A  POLICY  REGARDING  PAYMENT  OF  DIVIDENDS.

INCOME  TAXES
-------------

ON MARCH 31, 2000, THE COMPANY HAD A NET OPERATING LOSS CARRY FORWARD OF $34,750. THE TAX BENEFIT FROM THE LOSS CARRY FORWARD HAS BEEN FULLY OFFSET BY A VALUATION RESERVE BECAUSE THE USE OF THE FUTURE TAX BENEFIT IS DOUBTFUL SINCE THE COMPANY HAS NO OPERATIONS. THE NET OPERATING LOSS WILL EXPIRE IN 2021.

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

                               RICH  EARTH,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

CONCENTRATION  OF  CREDIT  RISK
-------------------------------

FINANCIAL INSTRUMENTS THAT POTENTIALLY SUBJECT THE COMPANY TO SIGNIFICANT CONCENTRATION OF CREDIT RISK CONSISTS PRIMARILY OF CASH AND ACCOUNT RECEIVABLES. CASH BALANCES ARE MAINTAINED IN ACCOUNTS THAT ARE NOT FEDERALLY INSURED FOR AMOUNTS OVER $100,000 BUT ARE OTHER WISE IN FINANCIAL INSTITUTIONS OF HIGH CREDIT QUALITY. ACCOUNTS RECEIVABLE ARE UNSECURED HOWEVER MANAGEMENT CONSIDERS THE NOTE RECEIVABLE TO BE COLLECTABLE WITHIN THE COMING YEAR.

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

3.  NOTE  RECEIVABLE

ON MARCH 22, 2000 THE COMPANY ADVANCED $2,427,198 OF THE PROCEEDS RECEIVED FROM THE STOCK SUBSCRIPTIONS RECEIVED TO DTA COMMUNICATIONS NETWORK, A RELATED PARTY, ON A NOTE RECEIVABLE. THE NOTE IS DUE MAY 31, 2000 WITHOUT INTEREST, HOWEVER, IF THE COMPANY IS UNABLE TO COMPLETE THE ACQUISITION OUTLINED IN NOTE 5 THEN THE NOTE SHALL BE EXTENDED FOR SIX MONTHS AND AFTER THE MATURITY DATE THE NOTE WILL CARRY AN INTEREST RATE OF 8%.
MANAGEMENT  CONSIDERS  THE  NOTE  RECEIVABLE  TO  BE  FULLY  COLLECTABLE.

4.  RELATED  PARTY  TRANSACTIONS

RELATED  PARTIES  HAVE  ACQUIRED  50%  OF  THE  OUTSTANDING  COMMON STOCK OF THE
COMPANY.

                               RICH  EARTH,  INC.
                          ( DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



5.  ACQUISITION  OF  ALL  OUTSTANDING  STOCK  OF  GLOBALNET,  INC.

ON MARCH 23, 2000 THE COMPANY SIGNED AN AGREEMENT TO ACQUIRE ALL OUTSTANDING COMMON CAPITAL STOCK OF GLOBALNET, INC. , A PRIVATE DELAWARE CORPORATION, SUCCESSOR TO DTA COMMUNICATIONS NETWORK LLC, AND PARENT COMPANY OF GLOBALNET LLC, IN EXCHANGE FOR 20,000,000 AFTER STOCK SPLIT SHARES OF THE COMPANY. GLOBALNET INC. IS A FACILITIES BASED GLOBAL PROVIDER OF HIGH QUALITY VOICE , FAX, AND OTHER VALUE ADDED APPLICATIONS OVER THE INTERNET. THE AGREEMENT IS SUBJECT TO THE COMPANY RAISING $6,000,000 THROUGH A PRIVATE PLACEMENT OF 600,000 UNITS AT $10.00 PER UNIT WITH EACH UNIT CONSISTING OF ONE SHARE OF COMMON STOCK OF THE COMPANY AND ONE WARRANT. EACH WARRANT ENTITLES THE HOLDER TO PURCHASE ONE COMMON SHARE OF THE COMPANY FOR $15.00 AT ANY TIME BEFORE SIX MONTHS FROM THE DATE OF THE ACQUISITION OF THE UNITS.

ON  THE  DATE OF THE BALANCE SHEET   THE COMPANY HAD COMPLETED THE  PLACEMENT OF
250,000 UNITS AT $10.00 AND ON THE DATE OF THIS REPORT THE COMPANY HAD RECEIVED AN ADDITIONAL $3,406,970 ON THE PURCHASE PRICE OF ADDITIONAL UNITS

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
                                             ------------

                                             $ 6,416,475
                                             ============


                        RICH  EARTH, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999, AND 1998
                              (STATED IN THOUSANDS)

                             DEC 31,    DEC 31,
                              1999       1998
                            ---------  ---------
REVENUES                     $25,971    $4,046
COST OF TELECOMMUNICATIONS   25,084      3,370
                            ---------  ---------

GROSS  PROFIT                  887        676

EXPENSES                      2,618       866
                            ---------  ---------


NET LOSS                    $(1,731)    $(190)
                            =========  =========



                          ITEM 2.   PLAN OF OPERATIONS



On March 23, 2000 the Company signed an agreement to acquire all outstanding common capital stock of GlobalNet, Inc. , a private Delaware Corporation, successor to DTA Communications Network LLC, and parent company of GlobalNet LLC, in exchange for 20,000,000 after stock split shares of the Company. GlobalNet Inc. is a facilities based global provider of high quality voice , fax, and other value added applications over the Internet. The agreement is subject to the Company raising $6,000,000 through a private placement of 600,000 units at $10.00 per unit with each unit consisting of one share of common stock of the Company and one warrant. Each warrant entitles the holder to purchase one common share of the Company for $15.00 at any time before six months from the date of the acquisition of the units.

On  the  date of the balance sheet   the Company had completed the  placement of
250,000 units at $10.00 and on the date of this report the Company had received an additional $3,406,970 on the purchase price of additional units

Results  of  Operations
-----------------------

The  Company  has  had  no  operations  during  this  reporting  period.


               PART  2  -  SIGNATURES



     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                 RICH  EARTH,  INC.
                                    [Registrant]




Dated  May  12,  2000          By:  Xenios  Xenopoulos
                                    ------------------
                              Xenios  Xenopoulos  ,  President