Form 10-Q
period 2000-06-30
GLOBALNET INC
filed 2000-08-21
CIK 1095529

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 F O R M 10 - Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    --------------------

Commission file number:


                                 GLOBALNET, INC.

             (Exact name of registrant as specified in its charter)

                 Nevada                                     87-0635536
    (State or other jurisdiction of              (I.R.S. Employer Identification
     incorporation or organization)                           Number)


              Suite 125-D
      1919 South Highland Avenue                              60148
           Lombard, Illinois                                (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:       (630) 652-1300


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes   X            No
           -----             -----

As of June 30, 2000 32,254,950 shares of Registrants'  Common Stock, par value

$0.001, were outstanding.


                                                     GLOBALNET, INC.

                                                        FORM 10-Q

                                                      June 30, 2000

                                                    Table of Contents

                                                              Part I                                             Page
         Item 1        Financial Statements

                       Consolidated Balance Sheets at June 30, 2000 (Unaudited) and
                       December 31, 1999 .....................................................................   3

                       Consolidated Statements of Operations for the Three and Six Months Ended
                       June 30, 2000 and 1999 (Unaudited) ....................................................   4

                       Consolidated Statement of Stockholders' Equity (Deficit) for the Six
                       Months Ended June 30, 2000 (Unaudited) ................................................   5

                       Consolidated Statements of Cash Flows for the Six Months Ended
                       June 30, 2000 and 1999 (Unaudited) ....................................................   6

                       Notes to Consolidated Financial Statements ............................................   7

         Item 2        Management's Discussion and Analysis of Financial Condition and
                       Results of Operations .................................................................   9

         Item 3        Quantitative and Qualitative Disclosures About Market Risk ............................  14


                                                            Part II

         Item 2        Changes in Securities and Use of Proceeds .............................................  20

         Item 6        Exhibits and Reports on Form 8-K ......................................................  20


         Signature     .......................................................................................  21


                                                 GlobalNet, Inc.

                                          Consolidated Balance Sheets

                                      June 30, 2000 and December 31, 1999


                        Assets

                                                                              June 30,          December 31,
                                                                                2000                1999
                                                                            -----------         ------------
                                                                            (Unaudited)
Current assets:

   Cash ...............................................................     $  3,005,127       $    304,626
   Restricted cash ....................................................           11,560            473,019
   Accounts receivable, net ...........................................        5,472,652          1,199,283
   Due from related party .............................................        1,541,329             41,319
   Prepaid expenses ...................................................          280,405            137,427
                                                                            ------------       ------------

          Total current assets ........................................       10,311,073          2,155,674

Property and equipment, net ...........................................        8,721,054          4,449,726
Intangible assets, net ................................................        1,866,668                ---
                                                                            ------------       ------------

          Total assets ................................................     $ 20,898,795       $  6,605,400
                                                                            ============       ============

           Liabilities and Equity (Deficit)

Current liabilities:
   Accounts payable ...................................................     $  5,495,954       $  2,925,798
   Salaries, wages, and commissions payable ...........................           76,450            176,083
   Accrued expenses ...................................................          322,620             94,694
   Deferred revenue ...................................................        1,537,044          1,582,661
   Term loan ..........................................................           84,098            617,039
   Current portion of capital lease obligations .......................        2,257,716          1,114,677
                                                                            ------------       ------------

          Total current liabilities ...................................        9,773,884          6,510,952

Capital lease obligations, net of current portion .....................        6,972,063          3,773,443

Equity (deficit):

   Common stock; 100,000,000 shares authorized, $0.001 par value;
      32,254,950 shares issued and outstanding at June 30, 2000 .......           32,255                ---
   Additional paid-in-capital .........................................       10,774,684                ---
   Accumulated deficit ................................................       (7,628,661)               ---
   Notes receivable from sale of common stock .........................      (12,000,000)
   Members' deficit ...................................................              ---         (3,678,995)
                                                                            ------------       ------------

          Total equity (deficit) ......................................        4,152,848         (3,678,995)
                                                                            ------------       ------------

          Total liabilities and equity (deficit) ......................     $ 20,898,795       $  6,605,400
                                                                            ============       ============


          See accompanying notes to consolidated financial statements.


                                                            GlobalNet, Inc.

                                                 Consolidated Statements of Operations

                                           Three and Six Months Ended June 30, 2000 and 1999
                                                             (Unaudited)


                                                                      Three months ended                     Six months ended
                                                                 ---------------------------          ----------------------------
                                                                 June 30,           June 30,          June 30,           June 30,
                                                                   2000               1999              2000               1999
                                                                 --------           --------          --------           --------
Revenue ....................................................   $ 16,283,132      $  3,289,554       $ 30,769,522      $  4,928,632

Operating expenses:
   Cost of revenue .........................................     16,797,942         2,776,002         30,449,396         4,185,025
   Network Operations                                               333,733            73,808            530,757            13,808
   Depreciation and amortization ...........................        488,173           125,902            904,158           125,902
   General and administrative ..............................      1,631,501           332,342          2,296,556           561,256

         Total operating expenses ..........................     19,251,349         3,248,054         34,180,867         4,885,991

         Operating income (loss) ...........................     (2,968,217)           41,500         (3,411,345)           42,641

   Interest income .........................................          4,361               ---              4,361             5,000
   Interest expense ........................................       (260,235)          (99,720)          (542,682)          (99,720)

         Total other income (expense) ......................       (255,874)          (99,720)          (538,321)          (94,720)

         Income (loss) before income taxes .................     (2,712,343)          (58,220)        (3,949,666)          (52,079)

   Income tax expense (benefit) ............................            ---               ---                ---               ---

         Net income (loss) .................................   $ (2,712,343)     $    (58,220)      $ (3,949,666)     $    (52,079)

Pro forma weighted-average number of shares outstanding ....     28,178,808        18,000,000         23,422,738        18,000,000

Pro forma basic and diluted loss per share .................          (0.10)            (0.00)             (0.17)            (0.00)


           See accompanying notes to consolidated financial statements


                                                             GlobalNet, Inc.

                                               Consolidated Statement of Equity (Deficit)

                                                     Six months ended June 30, 2000
                                                             (Unaudited)

                                                                                                    DTA
                                                                           GlobalNet           Communications
                                      GlobalNet,                         International            Network
                                         Inc.                                 Inc.                  LLC
                         ----------------------------------- ------------------------------------ -------
                                                                                                               Notes
                                                                                                            receivable
                                      Additional                            Additional                         from        Total
                      Common Stock     paid-in-  Accumulated Common Stock    paid-in- Accumulated Members' issuance of    equity
                    Shares   Amount    capital     deficit   Shares  Amount  capital    deficit   deficit  Common Stock  (deficit)
                    ------   ------    -------     -------   -----   ------  -------    -------   -------  ------------  ---------
Balance at
December 31,
1999                    -    $  -  $        -   $       -     $ -       -     $  -          -    $(3,678,995)     -     $(3,678,995)

Exchange of
members'
interests for
common stock            -       -           -           -      1,800   1,800     2    (3,678,997)  3,678,995      -            -

Issuance of
common stock
for notes
receivable              -       -           -           -        200     200     -          -           -   (12,000,000)       -

Exchange of
common shares
in connection
with merger
with Rich Earth,
Inc.              20,000,000  20,000     (19,998) (3,678,995) (2,000) (2,000)   (2)    3,678,997        -         -            -

Capital of Rich
Earth, Inc. at
time of merger    12,184,018  12,184  10,177,996        -       -       -        -          -           -         -      10,190,180

Private
placement,
net                   70,932      71     616,686        -       -       -        -          -           -         -       1,591,329

Net loss                -       -           -     (3,949,666)   -       -        -          -           -         -      (3,949,666)

Balance at
June 30, 2000     32,254,950 $32,255 $10,774,684 $(7,628,661) $ -       -   $         $     -    $      -  $(12,000,000)$ 4,152,848
                  ========== ======= =========== ===========  ====== ====== =======   ========== ========== =========== ===========






          See accompanying notes to consolidated financial statements.


                                                GlobalNet, Inc.

                                    Consolidated Statements of Cash Flows

                                   Six months ended June 30, 2000 and 1999
                                                 (Unaudited)

                                                                              June 30,          June 30,
                                                                                2000              1999
                                                                              --------          --------
Cash flows from operating activities:
    Net loss ...........................................................    $(3,949,666)      $   (52,079)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation and amortization .................................        904,158           125,902
         Changes in assets and liabilities:
           Restricted cash .............................................        461,459              --
           Accounts receivable .........................................     (4,273,369)         (932,876)
           Due from related party ......................................         41,319           (31,666)
           Prepaid expenses ............................................       (142,978)         (150,378)
           Accounts payable ............................................      2,570,158           853,016
           Salaries, wages, and commissions payable ....................        (99,633)          (32,622)
           Accrued expenses ............................................        227,926             2,938
           Deferred revenue ............................................        (45,617)             --

              Net cash used in operating activities ....................     (4,306,243)         (217,765)

Cash flows from investing activities -
    Purchase of furniture and equipment ................................       (173,503)             --

              Net cash used in investing activities ....................       (173,503)             --

Cash flows from financing activities:
    Proceeds from additional capital investment ........................           --              77,412
    Advances from Rich Earth, Inc. prior to Merger .....................        800,000
    Cash acquired from merger with Rich Earth, Inc. ....................      7,440,180
    Principal payments on capital lease obligations ....................       (526,992)             --
    Proceeds from term loan ............................................           --             165,587
    Principal payments on term loan ....................................       (532,941)             --

              Net cash provided by financing activities ................      7,180,247           242,999

              Net increase in cash .....................................      2,700,501            25,234

Cash at beginning of period ............................................        304,626           197,270

Cash at end of period ..................................................    $ 3,005,127       $   222,504
                                                                            ===========       ===========

Supplemental disclosure of noncash financing and investing activities:
    Payment for purchase of 25% minority interest in
    and certain assets of GlobalNet L.L.C. by
    Rich Earth, Inc. on behalf of the Company ..........................    $ 2,127,198       $      --
                                                                            ===========       ===========

    Equipment acquired through capital leases ..........................    $ 4,868,651       $      --
                                                                            ===========       ===========

    Proceeds collected by related party from common stock subscribers ..    $ 1,541,329       $      --
                                                                            ===========       ===========

    Notes receivable from issuance of common stock .....................     12,000,000
                                                                            ===========

    Cancellation of notes payable to Rich Earth, Inc. in connection
    with merger with Rich Earth, Inc.  .................................      2,927,198       $      --
                                                                            ===========       ===========

          See accompanying notes to consolidated financial statements.

                                 GLOBALNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1:  ORGANIZATION AND DESCRIPTION OF BUSINESS

         GlobalNet, Inc. ("GlobalNet" or the "Company") was formed on May 30, 2000, when a subsidiary of Rich Earth, Inc. ("Rich Earth") and GlobalNet International, Inc. (GII) entered into an agreement (the "Merger Agreement") whereby 20,000,000 shares of Rich Earth common stock were exchanged for 100% of the common stock of GII in a transaction accounted for as a reverse acquisition of Rich Earth by GII using the purchase method of accounting. Prior to raising approximately $2.5 million to fund an acquisition by GII in a contemplated transaction as described herein, Rich Earth was a non-operating public shell corporation with nominal assets. GII management now controls the combined company after the transaction. On the day of the closing of the merger, the name of the merged entities was changed to GlobalNet, Inc.

         As a result of the reverse acquisition, the operating entity, GII, will continue as the operating entity under the GlobalNet, Inc. name, and its historical financial statements will replace those of Rich Earth.

         GII was formed in March 2000, when the members of DTA Communications Network, L.L.C. (DTA) exchanged their members' interests in DTA for common stock of GII, a newly formed corporation. DTA was organized in Illinois on May 22, 1996 as a limited liability company. The Company was formed to provide international telecommunications services, including high quality voice, fax, and other value-added applications over the Internet and other networks.

         On April 20, 1999, DTA and a Texas limited liability company formed an Illinois limited liability company, later named GlobalNet L.L.C. DTA's interest in GlobalNet L.L.C. was 75% at December 31, 1999. GlobalNet L.L.C. was formed to provide wholesale carrier voice and fax, value-added applications, and third-generation application service provider (ASP) products via an international Internet protocol-based network.

         On March 6, 2000, DTA agreed to purchase and subsequently did purchase the remaining 25% minority interest and certain assets from the minority owner of GlobalNet L.L.C. for $2,000,000 and $127,198, respectively. The purchase of the minority interest increased DTA's -interest in GlobalNet L.L.C. to 100%.

         The Company is subject to risks and uncertainties common to growing telecommunications-based companies, including rapid technological changes, low costs to customers of switching form carrier to carrier, failed alliances, and pricing pressures in the international long distance market.


NOTE 2:  BASIS OF PRESENTATION

         The  consolidated   financial   statements   include  the  accounts  of
GlobalNet, Inc. and its wholly-owned subsidiaries.

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         These financial statements should be read in conjunction with the Company's historical audited consolidated financial statements and notes thereto for the year ended December 31, 1999 and the unaudited consolidated financial statements and notes for the three months ended March 31, 2000 included in GlobalNet's report on Form 8-K/A dated July 28, 2000 filed with the Securities and Exchange Commission.

NOTE 3:  EQUITY TRANSACTIONS

         During March, April and May 2000, GlobalNet, formerly Rich Earth, Inc., issued approximately 1,200,000 shares of common stock for an aggregate amount of $12,000,000 in connection with the sale of units to investors in two private placement transactions in a non-public offering exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended. Each unit in the first private placement consisted of one share and one-half share purchase warrant at a price of $10 per unit. Each whole warrant is exercisable for one additional share of common stock of GlobalNet for six months from the date of purchase warrant at a price of $15 per unit. Each unit in the second private placement consisted of one share and one share purchase warrant at a price of $10 per unit. Each whole purchase warrant is exercisable for one additional share of common stock of Rich Earth for six months from the date of purchase at a price of $15 per share.

         During May 2000, employees and directors of the Company purchased 2,000,000 shares of GlobalNet common stock on the date of the grant. In consideration, the Company received promissory notes, which are due on October 1, 2000 from the employees and shareholders. These notes are due on October 1, 2002, bear interest at a rate of 9% and are secured by the shares of common stock.

         On May 3, 2000, the Company adopted the "2000 Stock Option Plan", under which the maximum aggregate number of Shares that may be subject to option and sold under the Plan is 3,000,000 Shares. In May 2000, the Company granted 2,155,000 options to employees and directors, each with an exercise price of $6 per share, the estimated fair value of the common stock on the date of the grant, which have a term of ten years and generally vest over three years from the date of grant.

         All share information has been adjusted to reflect a 10,000 to 1 exchange in the Company's merger with Rich Earth, Inc.

NOTE 4:  INCOME TAXES

         Prior to the conversion of DTA Communications Network L.L.C. to GlobalNet International, Inc., the entity operated as a limited liability company, therefore, the net losses for the entity were reported in the members' tax returns, and as such, the historical consolidated financial statements contained no provision or benefit and no assets or liabilities for federal or state income taxes. Upon conversion to a C Corporation, the Company recorded certain tax benefits. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of June 30, 2000 and the three and six months then ended.

NOTE 5:  CAPITAL STOCK

         At June 30, 2000, the Company's authorized capital stock consisted of 100,000,000 shares of common stock, $0.001 par value, of which 32,352,407 shares were issued and outstanding.

NOTE 6:  CUSTOMER CONCENTRATION

         Although GlobalNet has been able to significantly expand and diversify its customer base over the last two quarters, a significant portion of GlobalNet's revenues are still concentrated among several large customers and its revenues could decline as a result of the loss of any of these customers. The Company's largest customer represented 41% and 82% of total revenues for the six month period ended June 30, 2000 and year ended December 31, 1999 respectively. The Company's three largest customer's represented 74% and 96% for the six months ended June 30, 2000 and year ended December 31, 1999 respectively. Although the Company plans to continue to expand the customer base, it expects a significant portion of its revenue will continue to be concentrated within a relatively small number of customers. The reduction of purchases of services by one or more of these customers could have a material effect on GlobalNet.

NOTE 7:  EARNINGS PER SHARE

         The pro forma weighted-average number of shares outstanding for the three and six months ended June 30, 1999 represent the weighted-average number of shares outstanding of GlobalNet International, Inc. as if the exchange of common shares in the merger with Rich Earth, Inc. was in effect at the beginning of both periods presented.

NOTE 8:  ACQUISITION OF INTEREST IN GLOBALNEt L.L.C.

         As described in Note 1, on March 6, 2000, DTA agreed to purchase and subsequently did purchase the remaining 25% minority interest and certain assets from the minority owner of GlobalNet L.L.C. for $2,000,000 and $127,198, respectively. The purchase of the minority interest increased DTA's interest in GlobalNet L.L.C. to 100%. As a result, the Company recorded intangible assets of $2,000,000, which is being amortized over an estimated useful life of five years. Allocation of the purchase price is preliminary and may change. The final allocation may include intangible assets such as customer lists, workforce and goodwill.

NOTE 9:  CAPITAL LEASE OBLIGATIONS

         On April 19, 2000, the Company entered into a $10 million credit facility to finance the lease of telecommunications network and data transmission equipment and purchase of services. As of June 30, 2000, the Company's lease obligation under this financing arrangement is $4.7 million.

         On July 6, 2000, the Company entered into a credit facility to finance the lease of equipment. The cost of the leased equipment to be funded under the financing must be at least $10 million and no more than $30 million. Leases must be funded no later than October 31, 2001. As of June 30, 2000, the Company's lease obligation under this financing arrangement is $200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements for the year ended December 31, 1999 and the Unaudited Consolidated Financial Statements and related Notes to the Unaudited Consolidated Financial Statements for the three months ended March 31, 2000 included in the Company's Form 8-K/A filed July 28, 2000.

OVERVIEW

         The Company provides international voice, data, and Internet services over a private Internet protocol (IP) network to international carriers and other communication service providers in the United States and Latin America. GlobalNet's IP network, utilizing the convergence of voice and data networking, offers customers economical pricing, global reach and an intelligent platform that provides fast delivery of value-added services and applications. The Company, through its facilities in the U.S. and Latin America and third party arrangements, carries traffic to more than 240 countries. The Company was formed in 1996 to capitalize on the growth of the Internet as a type of communications transport medium to commercially offer IP telephony and other enhanced services. To date, the Company has focused primarily on wholesaling international voice and facsimile communications services between the United States and Latin American countries, predominately Mexico. Management has been successful in establishing and maintaining relationships with major customers as a result of its ability to procure consistent sources of supply in the capacity constrained telecommunications corridors linking Latin America and the United States. This has been accomplished through the development of partnerships with several Mexican telecommunications companies. GlobalNet believes its future growth will come from the local and long distance voice, data and internet requirements of the Latin American small and medium sized enterprises (SMEs). The Company intends to address this opportunity by expanding its strong partner relationships with Latin American carriers.

STRATEGY

         The Company's objective is to become a leading provider of high quality, competitively priced IP-based voice, fax and data services to SMEs, Internet service providers (ISPs), independent operating companies (IOCs) and other telecommunications service providers within Latin America. The rapid development of the Internet, the demonopilization of the Latin American telecommunications industry, the deployment of long-haul fiber optic capacity and the maturation of broadband wireless technology as a means to overcome the lack of communications infrastructure has resulted in the proliferation of competition in Latin America. The Company is deploying, a private, managed Internet Protocol ("IP") network interconnected to the public Internet, to deliver high quality communications services, while providing their customers with the cost savings and global reach of the Internet. The Company's intent is to offer customers comprehensive bundled service packages that integrate voice and data services.

GlobalNet's strategic priorities are to:

EXPAND PRODUCT OFFERINGS WITH INTEGRATED BUNDLED SERVICES. The Company plans to offer integrated bundled services that meet both the local and long distance needs of small and medium sized enterprise customers. The target market includes office buildings and industrial parks.

AUGMENT INTERNAL ORGANIC GROWTH WITH ACQUISITION OF TELECOM SERVICE PROVIDERS. GlobalNet's strategy to expand its existing services and increase penetration of the Mexican market includes the opportunity to partner and/or acquire strategic telecom service providers.

PURSUE STRATEGIC ALLIANCES WITH ISPS THROUGH THE INTRODUCTION OF "Z-PHONE". GlobalNet is completing development and will soon introduce to the market its Z-Phone PC software, that will enable calls to be made from a personal computer over the Internet, using 128 bit secure encryption traditional telephones.

GROW EXISTING REVENUE STREAM. The Company will continue to grow wholesale bi-directional international traffic between the U.S. and Latin American countries with an emphasis on increasing outbound Mexico international traffic in order to realize Proportionate Return Rule ("PRR") revenues.

EXPAND PRODUCT OFFERINGS:

GlobalNet intends to establish operations in Mexico City, Guadalajara and Monterrey, and begin offering local exchange, national and international telephone service, fax, Internet and virtual private networking services specifically tailored to small and medium sized businesses, ISPs and other telecommunications service providers.

GlobalNet will be one of the few companies to offer a wide array of high quality and competitively priced telecommunications services to commercial customers in Mexico, and the Company expects to pursue opportunities to provide similar services as they expand into other Latin American markets. GlobalNet plans to offer the following products to meet the needs of the SME market:

o LONG DISTANCE VOICE: The Company will offer long distance voice services to small and medium sized businesses. Customers will complete calls to national and international destinations by choosing GlobalNet as their long distance carrier. The Company will focus on sales to on-net destinations as a means of ensuring larger profit margins. Dial-up access will be the primary offering while dedicated access will be provided to larger users. In addition, 800 service, calling cards, and operator services will be phased in to the customer base over time.

o LOCAL SERVICE: GlobalNet is exploring a combination of technologies to deliver broadband local service including wireless local loop (WLL) and fiber. These services may be installed by GlobalNet or leased or acquired. With local access as part of the GlobalNet portfolio of services, the company will be able to offer end-to-end telecom services to customers.

o INTERNET CONNECTIVITY: GlobalNet will offer dial up and dedicated Internet services to Customers domiciled in Mexico and other Latin American Countries. The Company will offer a robust platform of services, including website hosting, mirrored peering, unified messaging, VoIP, facsimilie over Internet Protocol ("FoIP), etc.


o MANAGED DATA SERVICES: The Company will provide services that offer enhanced capabilities in terms of customer network management, which increase the efficiency of day-to-day operations for small and medium sized businesses. Frame Relay services ATM and Virtual Private Network capabilities will allow users cost-efficient functionality over a shared network.

o SATELLITE TRANSPORT SERVICES: GlobalNet plans to develop a broad base of applications delivered via satellite services. Combined with its IP technology, products will be created to cater to the needs of growing international firms offices. The economics of satellite transport and rapid deployment for services such as distance learning will differentiate GlobalNet from the competition.

o VoIP INTERNATIONAL: GlobalNet plans to provide VoIP-based international service delivered over its backbone network. VoIP provides GlobalNet with a technology that lowers the Company's cost structure and enables multiple service applications for customers. As GlobalNet is a current leader in the delivery of international termination, this will be an area of strength for the Company.

o Z-PHONE: The Company recognizes the large market demand for Internet users to have the ability to place phone calls over the Internet through their computers. The Z-Phone product incorporates proprietary technology to encrypt phone calls, providing users with a secure and private connection. This service, when introduced, has the capability of becoming the next generation of Internet PC/phone-based calling.

These  services  listed  above  will  complement   GlobalNet's  current  product
portfolio which is described below.

o INTERNATIONAL WHOLESALE TERMINATION: GlobalNet provides international wholesale voice and fax termination to Mexico, Central and South America. The Company operates two Lucent Excel IP gateway switches. The New York switch serves as a gateway for refile and carrier exchange traffic. The San Antonio switch serves as the gateway to Latin America. GlobalNet's customers include over 30 Tier 1, 2, and 3 carriers. The Company's competitive advantage to these destinations is the result of unique, bilateral relationships, which it has cultivated with emerging carriers and PTT's in the respective countries. GlobalNet competes in other [worldwide] destinations through aggressively managed carrier traffic exchange agreements. High volume, active network management, and aggressive acquisition and sale of international routes have all been key elements to the success of the international wholesale carrier program.

o BI-DIRECTIONAL SWITCHED VOICE AND FAX: GlobalNet provides international voice, and data services over a private IP network to international carriers and service providers [throughout] Mexico and Central and South America. GlobalNet is able to offer international carriers the ability to route international voice and fax calls over its IP backbone to the United States and [worldwide] at reduced costs while providing reliable, high quality service. Many carrier customers become strategic partners of GlobalNet's whereby GlobalNet is able to gain direct access to the strategic partner's network, thus cutting GlobalNet's cost for international traffic termination. The result is a mutually beneficial relationship for both parties. These partnerships also provide GlobalNet with access to several large customer bases in the partner's home country.

o PREPAID TELEPHONE CARDS: GlobalNet is a provider of international prepaid telephone services. Its product lines include a retail debit card and prepaid platform service. The prepaid card targets consumer and business customers with international calling applications between the U.S. and Mexico as well as other Latin America countries. The ability to control telecommunications expenses and convenience make the cards popular among U.S. Hispanics who are traveling between the U.S., Mexico and other Latin America countries as a tourist or expatriate. In Latin America, where telephone density is low, prepaid telephone cards have wide appeal with individuals who do not have a phone, making the debit card extremely convenient. Businesses also use the card for promotional purposes as well as for traveling employees. The product is also a high margin, low risk service for GlobalNet because customers pay for services in advance. GlobalNet distributes its prepaid card products through wholesale agents and distributors in the U.S., Mexico and Latin American markets.


o IP HOSTING: GlobalNet recently began offering IP Hosting to give international carriers and other communication service providers quick entry into the rapidly expanding Voice-over-IP (VoIP) market. Services such as international voice, fax, and enhanced services can expand existing product offerings and give the customer accelerated access to a worldwide network without capital expenditures or technologic obsolescence risk. The customer is also provided the necessary VoIP equipment and network access in order to originate and terminate traffic. The Company also supports service providers so the network can be scaled and the bandwidth designed to meet the customer's requirements. The customer is then charged flat based pricing for international origination and termination and for the equipment provided, depending on the scale and service level plan established.

AUGMENT INTERNAL ORGANIC GROWTH:

GlobalNet is well positioned to achieve its objectives due to its understanding of its target markets as well as its capability to quickly respond to customer needs. These strengths are reflected in the following components of its organic strategy:

o EXPAND NETWORK FACILITIES: The Company intends to continue expanding its U.S. and Mexican network by acquiring and building additional switching and transmission facilities as well as fiber optic and satellite transmission capacity for the provisioning of voice, video, data and Internet services. The Company also intend to deploy local and long distance facilities where appropriate and the investment is justified. The Company's objectives in making these investments are to: (i) provide on-net capacity to allow growth in its voice services business; (ii) increase profitability for switched services by reducing the amount of their traffic terminated by other long distance carriers pursuant to resale arrangements; and (iii) use the expanded network as a platform to support advanced, bandwidth-intensive data and Internet applications. Ownership of facilities is important from a cost savings, provisioning and product control perspective. In the longer term, owning or controlling transmission facilities will become increasingly important as data and Internet services, which are much more bandwidth intensive, become a larger portion of revenues.

o "FIRST MILE" SOLUTION: GlobalNet has developed a strategic "first mile" solution comprised of several transmission methods to access customer premises from central offices. Where economically feasible, GlobalNet will deploy wireless technology as a means of provisioning customer access. The Company's wireless solution utilizes leading-edge packet radio technology. The systems can provide both point-to-point and point-to-multipoint access, and also support global Internet standards. This provides personal computer users with high speed fixed access to the Internet, private or corporate intranets and traditional telephony voice network users. A primary factor of GlobalNet's system allows it to rapidly deploy Internet data access at T-1 (1.5 Mbps) or E-1 (2.0 Mbps), bypassing conventional wire line networks. GlobalNet can deploy this technology quickly using a combination of tower, wall or rooftop mounted installations. The Company believes this modular compact system offers new and existing SME customers an opportunity to select more enhanced services from the GlobalNet International portfolio. The Company's experience in this technology discipline provides a vast background of knowledge to select a fundamentally sound solution to the "first mile" issue in developing SME markets.

o BUSINESS OPERATIONS SUPPORT SYSTEM (BOSS PLATFORM): GlobalNet turnkey solutions include provisioning of a billing system and the design, staffing and implementation of a complete Customer Care and Network Management environment. GlobalNet provides solutions that deliver seamless networks by automating and integrating critical functions including: Billing, Customer Care, Fault Isolation and Repair, Network Management, and Network OSS Interconnection.

o MARKETPLACE AND REGULATORY KNOWLEDGE: GlobalNet's knowledge of the market will be enhanced due to its recent contract with Kissinger McLarty Associates. Kissinger McLarty Associates will help the company establish strategic relationships as it executes its further expansion into the Latin American market. GlobalNet possesses specific expertise in the areas of regulatory filings, registration and interconnection negotiations. GlobalNet is familiar with U.S., Mexican and international licensing policies and can address the regulatory and procedural issues.

o LATIN MARKETS SALES TEAM: Similar to its efforts in the US, GlobalNet has developed programs to attract and train high quality, motivated sales representatives that have the necessary technical skills, consultative sales experience, and knowledge to succeed in the Mexican telecom market. These programs include technical sales training, consultative selling techniques, sales compensation plan development, and sales representative recruiting.

o CRITICAL MASS: GlobalNet's scale will allow it to support a high quality national network and invest in leading edge systems for network management, billing, provisioning, customer service and financial information. The international scale can be leveraged to obtain investment capital, favorable purchasing contracts and to establish strategic relationships with key hardware, software and telecommunications providers.

ACQUISITIONS:

GlobalNet will expand its market presence in major population centers in Latin America by acquiring, or making significant investments in established, well-regarded, switch-based competitive local exchange carriers and/or other telecom service providers.

GlobalNet believes that CLECs, ISPs, LD and other service providers, who are facing growing capital requirements and competitive pressure, will be attracted to and benefit from the consolidation opportunity provided by GlobalNet.

GlobalNet will offer significant benefits to its acquisition candidates and/or partners. The GlobalNet management team is a seasoned group of professionals who offer industry, operating, marketing, technical and financial expertise. Acquisition candidate and/or partners can leverage this resource to address critical skill gaps, peaks in resource demand, and areas requiring specialist support. As a result overall time to market and associated launch and operating costs can be a greatly reduced. Additionally, the "best of breed" operating methods and marketing strategies will be developed from the pool of acquired companies. GlobalNet will offer a portfolio of products enabling the service providers to sell additional services to its installed base of customers thereby increasing the average revenue per customer and profit margins. These companies can leverage their brand name, local support and personal service to attract new customers from a newly expanded market.

PURSUE STRATEGIC ALLIANCES WITH ISPS THROUGH THE INTRODUCTION OF THE "Z-PHONE":

The Company believes there is large market demand for Internet users to have the ability to place phone calls over the Internet through their computer. Net2Phone, a publicly traded company offering such a service has been warmly received by the market, trading as high as 87x (currently 28x) trailing revenues, proving that Wall street and consumers have an appetite for such a product. "Z-Phone", a product to be offered by GlobalNet takes this service one-step further and encrypts the phone calls, thereby giving users secure privacy.

GROW CURRENT  REVENUE STREAM:

The Company currently offers wholesale customers international long distance termination services, bi-directional voice and fax, IP hosting and prepaid termination services from the latin America to the United States. GlobalNet plans to grow these services by continuing to pursue strategic alliances and joint ventures in order to 1) expand their customer base, 2) add network capacity, 3) enter additional markets and 4) develop new products and services.

FINANCIAL RESOURCES

GlobalNet plans to finance the execution of its business plan through a combination of equity, vendor financing and revolving credit facilities.

GlobalNet recently entered into two credit facilities with GE Capital and Galant Capital of $10 million and $30 million, respectively, to finance capital leases for new network equipment. As of June 30, 2000, the unused portion of those credit facilities amounted to approximately $35.3 million. The Company plans to use part of the proceeds from the new credit facilities to refinance $4.4 million previously borrowed under another credit facility at a substantially higher interest rate.

GlobalNet intends to expand its current credit facilities in order to finance the acquisition of additional network equipment. Additionally, GlobalNet is currently negotiating with several financial institutions a revolving line of credit to finance future working capital requirements.

The Company also intends to seek additional capital through the issuance of equity securities.

RISKS

The following is a summary of some of the risk factors which may have an impact on GlobalNet's business efforts:

     o GlobalNet has a limited operating history in a new and rapidly changing industry. GlobalNet's predecessor DTA Communications Network, LLC commenced offering IP based network and application services in 1996. Accordingly, GlobalNet has only a limited operating history on which an evaluation of its prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the Internet based voice service industry. In addition, GlobalNet's business is subject to general economic conditions, which may not be favorable for business in the future.

     o GlobalNet has not been profitable and expects future losses. The Company incurred net losses of approximately $3.3 million for its fiscal year ended December 31, 1999. As of June 30, 2000, the Company had an accumulated deficit of approximately $7.6 million. The Company expects to continue to incur net losses for the foreseeable future. Although revenues have grown in recent quarters, the Company cannot be certain that it will be able to sustain or increase profitability in the future. In addition, the Company expects that costs and expenses will continue to increase in future periods.

     o GlobalNet could be required to cut back or stop its operations if it is unable to obtain funding. The Company will need to raise additional capital to run its business and repay indebtedness related to upgrading its facilities. There can be no assurances that the Company will raise the additional capital or generate funds from operations sufficient to meet its obligations and planed requirements.

     o A market for GlobalNet's services may not develop. It is uncertain whether a market will develop for GlobalNet's IP communication services. The Company's ability to increase revenues from enhanced IP communications services depends on the migration of traditional telephone network traffic to the IP network. The Company will need to devote substantial resources to educate end users about the benefits of IP communications solutions in general and GlobalNet's services in particular. If end users do not accept the Company's enhanced IP communications services, it will not be able to increase the number of users to generate future revenues.

     o If GlobalNet fails to create and maintain strategic relationships with international carriers, its revenues will decline. The Company's success depends in part on its ability to maintain and develop relationships with international carriers. The Company has been pursing joint ventures and business opportunities with new and emerging carriers in foreign markets. If the Company is not able to find suitable carriers operating in attractive markets, it may not be able to enter those markets on a cost-effective basis.

     o Decreasing telecommunication rates may diminish or eliminate the competitive pricing advantage of IP telephony communication services. International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which the Company operates, and it anticipates that rates will continue to be reduced in all of the markets in which it does business or expects to do business. Continued rate decreases will require GlobalNet to lower it's rates to remain competitive and will reduce or possibly eliminate the gross profit from carrier transmission services. Additionally, the Company may lose users if rates continue to decline.

     o Rapid technology change in telecommunications industry could reduce the demand for GlobalNet's services. The telecommunications industry is subject to rapid and significant changes in technology. The Company expects that new services and technologies will emerge in the market in which it competes. These new services may be superior to the technology that the Company uses, potentially rendering it's services and technologies obsolete. In order to be successful, the Company must adapt to rapid changes and continually improve and expand the scope of its services by developing new services and technologies that meet customers needs.

     o The business is exposed to regulatory, political and other risks associated with international business. The Company conducts a significant portion of its business outside the U.S. and accordingly derives a portion of its revenues and accrues expenses in foreign currencies. Accordingly, the Company's results of operations may be materially affected by international events and fluctuations in foreign currencies, and it does not employ foreign currency controls or other financial hedging instruments. Additionally, the Company's business plans are subject to a variety of government regulations, political uncertainties, and differences in business practices which may not be favorable to its operations and growth strategy.

     o Regulatory matters could impact the Company's ability to conduct business. Existing and future governmental regulation may substantially affect the way in which GlobalNet conducts business. These regulations may increase the cost of doing business or may restrict the way in which the Company offers products and services. There is no way to predict future regulatory frame work.

     o The loss of key personnel could weaken the Company's technical and operational expertise, delay entry into new markets and lower quality of service. The Company's success depends on the continued efforts of its senior management team and its technical, marketing and sales personnel. GlobalNet believes that to be successful, it must hire and retain qualified personnel. Competition in the recruitment of highly qualified personnel in the telecommunications industry is intense.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

REVENUE. Our primary source of revenue is the fees that we receive from customers for completing calls over our network. This revenue is dependent on the volume of voice and fax traffic carried over the network, which is measured in minutes. We charge our customers fees per minute of traffic that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. We also derive revenue from supplying the underlying services, including value-added applications and the use of the Company's network, to issuers of prepaid phone cards.

         Revenue for the three months ended June 30, 2000 totaled $16.3 million and were $13.0 million or 395% higher than revenue for the three months ended June 30, 1999. The increase in revenue for the three months ended June 30, 2000 resulted primarily from increases in wholesale and prepaid phone card traffic. Wholesale traffic is the main driver of the $13.0 million increase in revenue. The Company had an increase of approximately $8.0 million related to wholesale traffic compared to the second quarter of 1999 that can be attributed to an increase in customer base as well as volumes from existing customers. By the end of 1998, the Company had 5 wholesale customers, which increased to 8 wholesale customers by the end of 1999 and to 14 wholesale customers by the end of the second quarter of 2000. The remaining increase in revenue is attributed to prepaid card services. The prepaid card service was initially offered in the second quarter of 1999. As prepaid cards was a relatively new service during the second quarter of 1999, revenues totaled only $486 thousand compared to $5.5 million during the second quarter of 2000.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS. Data communications and telecommunications cost is comprised primarily of termination costs, purchased minutes, and other expenses associated with data communications and telecommunications. -Termination fees are paid to local service providers to terminate calls received from our network. This traffic is measured in minutes, and the per minute rates charged for terminating calls are negotiated with the local service provider and included in our contract with our local service provider. Our contracts with our providers typically provide us with the right to negotiate the per minute termination fees.

         Data communications and telecommunications cost for the three months ended June 30, 2000 totaled $16.8 million and was $14.0 million higher than cost of revenue for the three months ended June 30, 1999. The increase in cost of revenue for the three months ended June 30, 2000 resulted primarily from a significant increase in traffic (consistent with the increased revenue discussed above) which in turn increased the termination costs and purchased minutes. As noted above, the number of customers nearly doubled during the first six months of 2000.

         The Company also incurred an additional $1.5 million in costs related to the elimination of a cost sharing agreement for the prepaid card business with Protel of Mexico. Prior to the second quarter of 2000, the Company maintained an agreement with Protel, to split the costs incurred in connection with the prepaid card business on a 50/50 basis. However, during the second quarter of 2000, the sharing agreement was eliminated, and as a result, the Company became responsible for 100% of the costs incurred during such time. In July 2000, the Company and Protel agreed to be partners again in the prepaid card business and, therefore, Protel has agreed to share with the Company the costs associated with the prepaid card program from July on. Additionally, the prepaid card program has been restructured in order to improve its profitability. The Company expects to see the results from this restructuring towards the end of the third quarter.

NETWORK OPERATIONS. Network operations expenses increased from $13.8 thousand during the three months ended June 30, 1999 to $333.7 thousand for the three months ended June 30, 2000. As a percentage of revenue, the increase was from
 .4% to 2%. The increase is attributed primarily to the increase in traffic as a result of more customers and greater volume from existing customers.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses of $488,173 for the three months ended June 30, 2000 were $362,271 higher than those of the corresponding period in 1999 and decreased to 3.0% of revenue for the three months ended June 30, 2000 from 3.8% of revenue for the three months ended June 30, 1999. The increase in depreciation expense is due to the acquisition of additional property and equipment since the second quarter of 1999, while the decrease of depreciation expense as a percentage of revenue can be attributed to the revenue increase. Additionally, the Company recorded amortization expense related to goodwill recorded in the acquisition of the 25% minority interest in GlobalNet L.L.C during June 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses include salary, payroll tax and benefit expenses, and related costs for general corporate functions, including administration, facilities, human resources, and professional services. General and administrative expenses of $1.6 million increased by $1.3 million for the three months ended June 30, 2000 as compared to the corresponding period in 1999. General and administrative expenses remained relatively consistent as a percentage of revenue: 10% in the three months ended June 30, 2000 from 10.1% in the corresponding period of 1999.

         During the second quarter of 2000, the Company incurred one-time legal and accounting fees related to GlobalNet's merger with Rich Earth, Inc. which was completed during May 2000. In addition, the Company incurred costs related to consulting in preparing its business plan. As the number of employees increased, the costs related to facilities also increased proportionally as more office space and equipment became necessary. The Company plans to continue adding new employees as network traffic and revenues increase.

         Remaining fluctuations in the general and administrative expenses are a direct result of increased operations and costs to maintain those operations.

INTEREST EXPENSE. Interest expense of $255,874 increased by $156,154 for the three months ended June 30, 2000 as compared to the corresponding period in 1999. As a percentage of revenue, interest expense decreased from 3% for the three months ended June 30, 1999 to 1.6% for the three months ended June 30, 2000. The interest expense consists of capital leases and a term loan used by the Company to finance the acquisition of new network equipment. For the three months ended June 30, 1999, the Company incurred only one month of interest expense related to one capital lease as the equipment was acquired during June1999. Interest expense for the second quarter of 2000 reflect the term loan, incurred in October 1999 and additional capital leases.

         In April 2000, the Company entered into a $10 million credit facility with GE Capital. Additionally, in July 2000, the Company entered into a $30 million credit facility with Galant Capital. Both credit facilities offer the Company substantially better terms than its current credit facilities. The Company plans to use its new credit facilities to refinance its current capital leases in order to lower its financing costs. Additionally, the Company plans to use these credit facilities (and additional credit facilities that it is currently negotiating) to finance the acquisitions of additional network equipment.

INCOME TAXES. No income tax benefit was recorded for the three-month period ended June30, 2000, due to the uncertainty of the realization of recorded deferred assets.



SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

REVENUE. Revenue for the six months ended June 30, 2000 was $30.8 million, as compared to $4.9 million for the six months ended June 30, 1999. Net revenue for the six months ended June 30, 2000 increased by $25.8 million and 524%, primarily resulting from increased operations. The Company experienced a significant increase in the number of customers and amount of wholesale and prepaid card traffic during the six months ended June 30, 2000. During the three months ended March 31, 1999, operations consisted solely of DTA Communications Network, L.L.C as GlobalNet L.L.C was not yet in operation. In addition, the Company's source of revenue during the three months ended March 31, 1999 was derived from Mexico operations only, while the six months ended June 30, 2000 include Mexico and US operations.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS. Gross profit for the six months ended June 30, 2000 was $320,126, or 1% of net revenue, as compared to $743,607 or 1.5% for the six months ended June 30, 1999. The decrease in gross profit margin principally reflects the increased data communications and telecommunications cost that resulted from the elimination of the profit sharing agreement for the prepaid card business between GlobalNet, Inc. and Protel of Mexico during the six months ended June 30, 2000. During the six months ended June 30, 2000, the agreement to share costs on a 50/50 basis between GlobalNet, Inc. and Protel was cancelled causing GlobalNet to incur 100% of the costs. The elimination of the agreement resulted in $1.5 million of additional costs. As indicated above, the Company and Protel have agreed to be partners again in the prepaid card business and share costs on a 50/50 basis from July on. Additionally, the prepaid card program has been restructured in order to improve its profitability. The Company expects to see results from this restructuring towards the end of the third quarter.

NETWORK OPERATIONS. Network operations expenses increased from $13.8 thousand during the six months ended June 30, 1999 to $530.1 thousand for the six months ended June 30, 2000. As a percentage of revenue, the increase was from .3% to 1.7%. The increase is attributed primarily to the increase in traffic as a result of more customers and greater volume from existing customers. Additionally, the Company did not incur any network operations expense during the three months ended March 31, 1999 as this type of expense was not incurred by the company.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses of $904,158 for the six months ended June 30, 2000 were $778,256 higher than those of the corresponding period in 1999. Depreciation and amortization expenses increased as a percentage of revenue to 2.9% in the six months ended June 30, 2000 from 2.6% in the corresponding period of 1999, principally due to newly acquired assets since June 30, 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses of $2.3 million increased by $1.7 million for the six months ended June 30, 2000 as compared to the corresponding period in 1999. General and administrative expenses decreased as a percentage of net revenue from 11.4% to 7.5% during those periods. The increase primarily results from increased operations where network operations, salaries and wages expenses, and professional fees increased. Increased salary expense was directly related to an increase in headcount as 16 more employees were with the Company for the six months ended June 30, 2000 as compared to the corresponding period in 1999.

         Professional fees related to legal, accounting and consulting fees increased significantly in the six months ended June 30, 2000 as compared to the corresponding period in 1999 due to one-time accounting and legal fees associated with the purchase of the minority interest of GlobalNet L.L.C. and the merger between GlobalNet and Rich Earth, Inc. In addition, the Company incurred significant consulting fees related to the creation of its business plan during the three months ended March 31, 2000.

INTEREST EXPENSE. Interest expense of $538,321 increased by $443,601 for the six months ended June 30, 2000 as compared to the corresponding period in 1999. As a percentage of revenue, interest expense decreased from 1.9% for the six months ended June 30, 1999 to 1.7% for the six months ended June 30, 2000.

         As discussed above, the Company has entered into credit facilities of $10 million and $30 million with GE Capital and Galant Capital, respectively. The Company plans to refinance the amounts borrowed under its current credit facilities with proceeds from the new facilities in order to lower its financing costs.

INCOME TAXES. No income tax benefit was recorded for the six-month period ended June 30, 2000, due to the uncertainty of the realization of recorded deferred assets.

LIQUIDITY AND CAPITAL RESOURCES

         During April and May 2000, Rich Earth issued approximately 1,200,000 shares of common stock in connection with the sale of units to investors in two private placement transactions resulting in net proceeds of over $10.3 million. The Company acquired the cash held by Rich Earth in its merger on May 30, 2000.

         On April 19, 2000, the Company entered into a $10 million credit facility with GE Capital, to finance the lease of telecommunications network and data transmission equipment and purchase of services.

         On July 6, 2000, the Company entered into a credit facility with Galant Capital, to finance the lease of equipment. The cost of the leased equipment to be funded under the financing has to be at lease $10 million and no more than $30 million. Leases must be funded no later than October 31, 2001.

         Based upon the current level of operations and anticipated growth, the Company anticipates that its operating cash flow, together with available borrowings under the various credit facilities, will be adequate to meet its anticipated future requirements for working capital and operating expenses and to service its debt requirements for at least the next six months. As previously discussed, GlobalNet intends to seek additional capital through the issuance of equity securities.

CASH FLOW DATA - SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         During the six months ended June 30, 2000, net cash used in operating activities totaled $4.3 million, as compared to net cash used in operating activities totaling $217,765 in the corresponding period of 1999. Cash used in operating activities in 2000 was primarily the result of net losses and increases in accounts receivable and other current assets. The Company experienced an increase in accounts receivable of $4.3 million as a result of increased sales in the first quarter of 2000.

         During the six months ended June 30, 2000, net cash used by investing $173.5 thousand consisting of the purchase of miscellaneous furniture and equipment needed to support the increase in headcount.

         During the six months ended June 30, 2000, net cash provided by financing activities of $7.2 million consisted principally of the $8.2 million of collected proceeds from the Company's private placements, net of $527 thousand and $532 thousand of payments on capital lease and term loan obligations.

RECENTLY ISSUED ACCOUNTING STANDARDS

         During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities), which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The Company does not expect the adoption of the new standard to have a material effect on our consolidated financial position, liquidity, or results of operations.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, as amended, which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later that the fourth quarter for fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact of SAB 101 on its consolidated financial statements.

         Financial Accounting Standards Board Interpretation No. 44 (FIN No. 44) Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, is effective for financial statements beginning after July 1, 2000. The Company does not expect the adoption of this new standard to have a material effect on its financial statements.

         "Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995

         This report includes "forward-looking statements" within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report, including those that relate to activities, events or developments that the Company expects or anticipates will or may occur in the future, the impact of the Year 2000 issue, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements and involved a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company, competitive factors, changes in costs, including termination and transmission costs, general business and economic conditions and other risk factors described herein or from time to time in the Company's reports filed with the Securities and Exchange Commission. Consequently, all of the forward-looking statements made in this report, which speak only as of the date made, are qualified by these cautionary statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is that of interest rate risk on borrowings under our credit lines, which are subject to interest rates based on the banks' prime rate, and a change in the applicable interest rate that would affect the rate at which we could borrow funds or finance equipment purchases. We are currently evaluating the impact of foreign currency exchange risk on our results of operations as we continue to expand globally.

Part II

     Item 2.  Changes in Securities and Use of Proceeds

              On May 30, 2000, GlobalNet International, Inc., a Delaware corporation ("GII"), merged (the "Merger") with a wholly-owned Delaware corporation subsidiary of Rich Earth, Inc., a Nevada corporation (the "Company"), with GII being the surviving corporation. As was contemplated by the Plan and Agreement of Merger, signed on March 22, 2000 (incorporated by reference herein to the Company's Preliminary Information Statement on Schedule 14C dated May 10, 2000), the shareholders of GII received 20,000,000 shares of common stock of the Company, representing approximately 65% of the outstanding shares, and the prior shareholders of the Company retained approximately 10,450,746 shares.

              The shareholders of the Company previously approved the Merger by means of a Consent of Shareholders, as reported in the Company's Definitive Information Statement on Schedule 14C filed with the SEC on May 20, 2000.

              The Company sold 1,200,000 shares of common stock for an aggregate amount of $12,000,000 in two private placement transactions pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     Item 6.  Exhibits and Reports on Form 8-K


                    Exhibit
                    Number                                Description
                    ------                                -----------

         (a)          27                            Financial Data Schedule

         (b)      Reports on Form 8 - K


                  o The Company filed a report on Form 8-K date June 13, 2000 to announce the merger of GlobalNet International, Inc. with Rich Earth, Inc.

                  o The Company filed a report on Form 8-K/A dated July 28, 2000 to amend the June 13, 2000 Form 8-K to include financial statements, pro forma financial information and exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 GLOBALNET, INC.


                                                 By: /s/ Colum Donahue
                                                    ----------------------------
                                                    Colum Donahue
                                                    Chief Operating Officer


Date: August 21, 2000