Form 10-Q/A
period 2000-06-30
GLOBALNET INC
filed 2000-09-05
CIK 1095529

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 F O R M 10 - Q/A

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

As of June 30, 2000 32,352,407 shares of Registrants' Common Stock, par value $0.001, were outstanding.


                                                     GLOBALNET, INC.

                                                        FORM 10-Q/A

                                                      June 30, 2000

                                                    Table of Contents

                                                          Part I                                       Page
 Item 1        Financial Statements

               Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 ....................   3

               Consolidated Statements of Operations for the Three and Six Months Ended
               June 30, 2000 and 1999 ................................................................   4

               Consolidated Statement of Stockholders' Equity (Deficit) for the Six
               Months Ended June 30, 2000 ............................................................   5

               Consolidated Statements of Cash Flows for the Six Months Ended
               June 30, 2000 and 1999 ................................................................   6

               Notes to Consolidated Financial Statements ............................................   7

 Item 2        Management's Discussion and Analysis of Financial Condition and
               Results of Operations .................................................................   9

 Item 3        Quantitative and Qualitative Disclosures About Market Risk ............................  19


                                                          Part II

 Item 2        Changes in Securities and Use of Proceeds .............................................  19

 Item 6        Exhibits and Reports on Form 8-K ......................................................  20


         Signature     ...............................................................................  20


                                                 GlobalNet, Inc.

                                          Consolidated Balance Sheets

                                      June 30, 2000 and December 31, 1999


                        Assets

                                                                              June 30,          December 31,
                                                                                2000                1999
                                                                            -----------         ------------
                                                                      (Unaudited and restated)
Current assets:

   Cash ...............................................................     $  3,005,127       $    304,626
   Restricted cash ....................................................           11,560            473,019
   Accounts receivable, net ...........................................        5,472,652          1,199,283
   Due from related party .............................................        1,541,329             41,319
   Prepaid expenses ...................................................          280,405            137,427
                                                                            ------------       ------------

          Total current assets ........................................       10,311,073          2,155,674

Property and equipment, net ...........................................        8,721,054          4,449,726
Intangible assets, net ................................................        1,866,668                ---
                                                                            ------------       ------------

          Total assets ................................................     $ 20,898,795       $  6,605,400
                                                                            ============       ============

           Liabilities and Equity (Deficit)

Current liabilities:
   Accounts payable ...................................................     $  5,495,956       $  2,925,798
   Salaries, wages, and commissions payable ...........................           76,450            176,083
   Accrued expenses ...................................................          322,620             94,694
   Deferred revenue ...................................................        1,537,044          1,582,661
   Term loan ..........................................................           84,098            617,039
   Current portion of capital lease obligations .......................        2,257,716          1,114,677
                                                                            ------------       ------------

          Total current liabilities ...................................        9,773,884          6,510,952

Capital lease obligations, net of current portion .....................        6,972,063          3,773,443

Equity (deficit):

   Common stock; 100,000,000 shares authorized, $0.001 par value;
      32,352,407 shares issued and outstanding at June 30, 2000 .......           32,352                ---
   Additional paid-in-capital .........................................       27,949,157                ---
   Accumulated deficit ................................................       (8,303,661)               ---
   Deferred compensation ..............................................      (15,525,000)
   Members' deficit ...................................................              ---         (3,678,995)
                                                                            ------------       ------------

          Total equity (deficit) ......................................        4,152,848         (3,678,995)
                                                                            ------------       ------------

          Total liabilities and equity (deficit) ......................     $ 20,898,795       $  6,605,400
                                                                            ============       ============

          See accompanying notes to consolidated financial statements.


                                                            GlobalNet, Inc.

                                                 Consolidated Statements of Operations

                                           Three and Six Months Ended June 30, 2000 and 1999
                                                              (Unaudited)


                                                                      Three months ended                     Six months ended
                                                                 ---------------------------          ----------------------------
                                                                 June 30,           June 30,          June 30,           June 30,
                                                                   2000               1999              2000               1999
                                                                (Restated)                           (Restated)
                                                                 --------           --------          --------           --------
Revenue ....................................................   $ 16,283,132      $  3,289,554       $ 30,769,522      $  4,928,632

Operating expenses:
   Data communications and telecommunications ..............     16,797,942         2,776,002         30,449,396         4,185,025
   Network operations ......................................        333,733            13,808            530,757            13,808
   Depreciation and amortization ...........................        488,173           125,902            904,158           125,902
   General and administrative ..............................      1,631,501           332,342          2,296,556           561,256
   Non-cash stock compensation .............................        675,000               ---            675,000               ---

         Total operating expenses ..........................     19,926,349         3,248,054         34,855,867         4,885,991

         Operating income (loss) ...........................     (3,643,217)           41,500         (4,086,345)           42,641

Other income (expense):
   Interest income .........................................          4,361               ---              4,361             5,000
   Interest expense ........................................       (260,235)          (99,720)          (542,682)          (99,720)

         Total other income (expense) ......................       (255,874)          (99,720)          (538,321)          (94,720)

         Income (loss) before income taxes .................     (3,899,091)          (58,220)        (4,624,666)          (52,079)

   Income tax expense (benefit) ............................            ---               ---                ---               ---
                                                               -------------     -------------      -------------     -------------

         Net income (loss) .................................   $ (3,899,091)     $    (58,220)      $ (4,624,666)     $    (52,079)

Pro forma weighted-average number of shares outstanding ....     28,178,808        18,000,000         23,422,738        18,000,000

Pro forma basic and diluted loss per share .................          (0.14)            (0.00)             (0.20)            (0.00)


           See accompanying notes to consolidated financial statements


                                                             GlobalNet, Inc.

                                               Consolidated Statement of Equity (Deficit)

                                                     Six months ended June 30, 2000
                                                        (Unaudited and restated)

                                                                                                    DTA
                                                                           GlobalNet           Communications
                                      GlobalNet,                         International            Network
                                         Inc.                                 Inc.                  LLC
                         ----------------------------------- ------------------------------------ -------


                                      Additional                            Additional                                     Total
                      Common Stock     paid-in-  Accumulated Common Stock    paid-in- Accumulated Members'   Deferred     equity
                    Shares   Amount    capital     deficit   Shares  Amount  capital    deficit   deficit  Compensation  (deficit)
                    ------   ------    -------     -------   -----   ------  -------    -------   -------  ------------  ---------
Balance at
December 31,
1999                    -    $  -  $        -   $       -     $ -       -     $  -          -    $(3,678,995)     -     $(3,678,995)

Exchange of
members'
interests for
common stock            -       -           -           -      1,800    2        -    (3,678,997)  3,678,995      -          -

Issuance of
common stock,
net of
contribution by
shareholder of
3 shares                -       -           -           -        200    -  16,200,000       -           -   (16,200,000)     -

Exchange of
common shares
in connection
with merger
with Rich Earth,
Inc.              20,000,000  20,000  16,180,000  (3,678,995) (2,000)  (2)(16,200,000) 3,678,997        -         -          -

Capital of Rich
Earth, Inc. at
time of merger    12,184,018  12,184  10,177,996        -       -       -        -          -           -         -      10,190,180

Issuance of
common stock
in private
placement,
net                  168,389     168   1,591,161        -       -       -        -          -           -         -       1,591,329

Amortization
of deferred
compensation            -       -           -           -       -       -        -          -           -       675,000     675,000

Net loss                -       -           -     (4,624,666)   -       -        -          -           -         -      (4,624,666)

Balance at
June 30, 2000     32,352,407 $32,352 $27,949,157 $(8,303,661) $ -       -   $    -    $     -    $      -  $(15,525,000)$ 4,152,848
                  ========== ======= =========== ===========  ====== ====== ========= ========== ========== =========== ===========

          See accompanying notes to consolidated financial statements.

                                                GlobalNet, Inc.

                                    Consolidated Statements of Cash Flows

                                   Six months ended June 30, 2000 and 1999
                                                  (Unaudited)

                                                                              June 30,          June 30,
                                                                                2000              1999
                                                                             (Restated)
                                                                              --------          --------
Cash flows from operating activities:
    Net loss ...........................................................    $(4,624,666)      $   (52,079)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
         Depreciation and amortization .................................        904,158           125,902
         Non-cash stock compensation expense ...........................        675,000              --
         Changes in assets and liabilities:
           Restricted cash .............................................        461,459              --
           Accounts receivable .........................................     (4,273,369)         (932,876)
           Due from related party ......................................         41,319           (31,666)
           Prepaid expenses ............................................       (142,978)         (150,378)
           Accounts payable ............................................      2,570,158           853,016
           Salaries, wages, and commissions payable ....................        (99,633)          (32,622)
           Accrued expenses ............................................        227,926             2,938
           Deferred revenue ............................................        (45,617)             --
                                                                            ------------      -------------

              Net cash used in operating activities ....................     (4,306,243)         (217,765)

Cash flows from investing activities -
    Purchase of furniture and equipment ................................       (173,503)             --
                                                                            ------------      -------------

              Net cash used in investing activities ....................       (173,503)             --

Cash flows from financing activities:
    Proceeds from additional capital investment ........................           --              77,412
    Advances from Rich Earth, Inc. prior to Merger .....................        800,000
    Cash acquired from merger with Rich Earth, Inc. ....................      7,440,180
    Principal payments on capital lease obligations ....................       (526,992)             --
    Proceeds from term loan ............................................           --             165,587
    Principal payments on term loan ....................................       (532,941)             --
                                                                            ------------      -------------

              Net cash provided by financing activities ................      7,180,247           242,999
                                                                            ------------      -------------

              Net increase in cash .....................................      2,700,501            25,234

Cash at beginning of period ............................................        304,626           197,270

Cash at end of period ..................................................    $ 3,005,127       $   222,504
                                                                            ===========       ===========

Supplemental disclosure of noncash financing and investing activities:
    Payment for purchase of 25% minority interest in
    and certain assets of GlobalNet L.L.C. by
    Rich Earth, Inc. on behalf of the Company ..........................    $ 2,127,198       $      --
                                                                            ===========       ===========

    Equipment acquired through capital leases ..........................    $ 4,868,651       $      --
                                                                            ===========       ===========

    Proceeds collected by related party from common stock subscribers ..    $ 1,541,329       $      --
                                                                            ===========       ===========

    Cancellation of notes payable to Rich Earth, Inc. in connection
    with merger with Rich Earth, Inc.  .................................    $ 2,927,198       $      --
                                                                            ===========       ===========

          See accompanying notes to consolidated financial statements.

                                 GLOBALNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited and restated)

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

NOTE 2:  RESTATEMENT

         The Company has restated its consolidated financials statements for the quarter ended June 30, 2000 to properly account for the issuance of restricted stock grants to employees and directors. The Company recorded $16.2 million of deferred compensation in the quarter ended June 30, 2000 related to the grants. Amortization of the deferred compensation resulted in $675,000 of compensation expense that has been recorded during the quarter ended June 30, 2000.

NOTE 3:  BASIS OF PRESENTATION

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

NOTE 4:  EQUITY TRANSACTIONS

         During March, April and May 2000, GlobalNet, formerly Rich Earth, Inc., issued approximately 1,200,000 shares of common stock for an aggregate amount of $12,000,000 in connection with the sale of units to investors in two private placement transactions. Each unit in the first private placement consisted of one share and one-half share purchase warrant at a price of $10 per unit. Each whole warrant is exercisable for one additional share of common stock of GlobalNet for six months from the date of purchase at a price of $15 per unit. Each unit in the second private placement consisted of one share and one share purchase warrant at a price of $10 per unit. Each whole purchase warrant is exercisable for one additional share of common stock of GlobalNet for six months from the date of purchase at a price of $15 per share. In connection with the private placements, the Company issued 310,000 warrants to the underwriters for services performed.

         On May 3, 2000, the Company adopted the "2000 Stock Option Plan", under which the maximum aggregate number of Shares that may be subject to option and sold under the Plan is 3,000,000 Shares. In May 2000, the Company granted 1,600,000 options to employees and directors, each with an exercise price of $8 per share, the estimated fair value of the common stock on the date of the grant. The options have a term of ten years and generally vest over three years from the date of grant.

         During May 2000, employees and directors of the Company were granted 2,025,000 restricted shares of GlobalNet International, Inc. common shares. The estimated aggregate fair value of the common stock on the date of the grant was approximately $16,200,000 and vests over a three-year period.

         All share information has been adjusted to reflect a 10,000 to 1 exchange in the Company's merger with Rich Earth, Inc.

NOTE 5:  INCOME TAXES

         Prior to the conversion of DTA Communications Network L.L.C. to GlobalNet International, Inc., the entity operated as a limited liability company, and accordingly, the net losses for the entity were reported in the members' tax returns, and as such, the historical consolidated financial statements contained no provision or benefit and no assets or liabilities for federal or state income taxes. Upon conversion to a C Corporation, the Company recorded certain tax benefits. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of June 30, 2000 and for the three and six months then ended.

NOTE 6:  CAPITAL STOCK

         At June 30, 2000, the Company's authorized capital stock consisted of 100,000,000 shares of common stock, $0.001 par value, of which 32,352,407 shares were issued and outstanding.

NOTE 7:  CUSTOMER CONCENTRATION

         Although GlobalNet has been able to significantly expand and diversify its customer base over the last two quarters, a significant portion of GlobalNet's revenues are still concentrated among several large customers and its revenues could decline as a result of the loss of any of these customers. The Company's largest customer represented 41% and 82% of total revenues for the six month period ended June 30, 2000 and the year ended December 31, 1999 respectively. The Company's three largest customer's represented 74% and 96% for the six months ended June 30, 2000 and the year ended December 31, 1999 respectively. Although the Company plans to continue to expand the customer base, it expects a significant portion of its revenue will continue to be concentrated within a relatively small number of customers. The reduction of purchases of services by one or more of these customers could have a material effect on GlobalNet.

NOTE 8:  EARNINGS PER SHARE

         The pro forma weighted-average number of shares outstanding for the three and six months ended June 30, 1999 represent the weighted-average number of shares outstanding of GlobalNet International, Inc. as if the exchange of common shares in the merger with Rich Earth, Inc. was in effect at the beginning of both periods presented.

         Shares issuable from securities that could potentially dilute basic earnings per share in the future were not included in the computation of earnings per share because their effect was anti-dilutive. These securities consisted of 1,600,000 stock options and 1,202,430 warrants at June 30, 2000.

NOTE 9:  ACQUISITION OF INTEREST IN GLOBALNET L.L.C.

         As described in Note 1, on March 6, 2000, DTA agreed to purchase and subsequently did purchase the remaining 25% minority interest and certain assets from the minority owner of GlobalNet L.L.C. for $2,000,000 and $127,198, respectively. The purchase of the minority interest increased DTA's interest in GlobalNet L.L.C. to 100%. As a result, the Company recorded intangible assets of $2,000,000, which are being amortized over an estimated useful life of five years. Allocation of the purchase price is preliminary and may change. The final allocation may include intangible assets such as customer lists, workforce and goodwill.

NOTE 10:  CAPITAL LEASE OBLIGATIONS

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

STRATEGY

         The Company's objective is to become a leading provider of high quality, competitively priced IP-based voice, fax and data services to SMEs, Internet service providers (ISPs), independent operating companies (IOCs) and other telecommunications service providers within Latin America. The rapid development of the Internet, the demonopilization of the Latin American telecommunications industry, the deployment of long-haul fiber optic capacity and the maturation of broadband wireless technology as a means to overcome the lack of communications infrastructure has resulted in the proliferation of competition in Latin America. The Company is deploying, a private, managed Internet Protocol ("IP") network interconnected to the public Internet, to deliver high quality communications services, while providing customers with the cost savings and global reach of the Internet. The Company's intent is to offer customers comprehensive bundled service packages that integrate voice and data services.

GlobalNet's strategic priorities are to:

EXPAND PRODUCT OFFERINGS WITH INTEGRATED BUNDLED SERVICES. The Company plans to offer integrated bundled services that meet both the local and long distance needs of small and medium sized enterprise customers domiciled in Mexico and other Latin American countries. The Company's marketing efforts will focus on office buildings, industrial parks, and other business centers with high concentrations of commercial enterprises.

AUGMENT INTERNAL ORGANIC GROWTH WITH ACQUISITION OF TELECOM SERVICE PROVIDERS. GlobalNet's strategy to expand its existing services and increase penetration of the Mexican and other Latin American markets include partnering and/or acquiring global telecommunications service providers and ISPs.

COMPLETED DEVELOPMENT OF THE "Z-PHONE". GlobalNet is in the process of developing Voice-over-Internet-protocol ("VOIP") personal computer software, the "Z-Phone" that will enable customers to place telephone calls using a personal computer or traditional telephone utilizing the Internet. Management believes development will be completed in the forth quarter of 2000.

GROW REVENUES FROM CHANNELS. The Company will continue to grow "VOIP" international wholesale termination, bi-directional switched voice and fax, pre-paid phone cards and IP hosting between the U.S., Mexico and other Latin American countries.

EXPAND PRODUCT OFFERINGS:

GlobalNet intends to establish operations in Mexico City, Guadalajara and Monterrey, and begin offering local exchange, national and international telephone service, fax, Internet and virtual private networking services specifically tailored to small and medium sized businesses, ISPs and other data and voice communications service providers.

Management believes GlobalNet will be one of the few companies to offer a comprehensive bundle of high quality and competitively priced telecommunications and data services to commercial customers in Mexico, and the Company expects to pursue opportunities to provide similar services as they expand into other Latin American markets. GlobalNet plans to offer the following products to meet the needs of the SME market:

o LONG DISTANCE VOICE: The Company will offer long distance voice services to small and medium sized businesses. Customers can elect to choose GlobalNet as their long distance carrier to complete national and international telephone calls. In addition, 800 service, calling cards, and operator services will be integrated into GlobalNet's product suite over time.

o LOCAL SERVICE: GlobalNet is exploring a combination of technologies to deliver broadband local service including wireless local loop (WLL) and fiber optic cable. These facilities may be installed by GlobalNet or leased from other telecommunications service providers. Local access provisioning capabilities will enable the Company to offer a greater array of enhanced services to customers.

o INTERNET CONNECTIVITY: GlobalNet will offer dial up and dedicated Internet services to Customers domiciled in Mexico and other Latin American Countries. The Company will offer a robust platform of services, including website hosting, mirrored peering, unified messaging, VOIP, facsimilie over Internet Protocol ("FoIP), etc.

o MANAGED DATA SERVICES: The Company will provide Mexican and Latin American SME customers network management services on an outsourced basis. GlobalNet intends to support Frame Relay Services ATM and Virtual Private Networking protocols depending on the customer's needs.

o VOIP INTERNATIONAL: GlobalNet intends to provide VoIP-based international service delivered over its backbone network. Management believes the Company's "VOIP" network will lower the Company's cost structure enabling it to compete favorable with incumbent international telecommunications service providers.

o Z-PHONE: Upon completion of its proprietary Z-Phone software, the Company will offer customers the ability to place telephone calls using the public Internet as well as GlobalNet's private IP network. The software will include a proprietary encryption scheme that will provide customers a secure, private connection when using the Internet to place telephone calls. Management believes this feature set will enable the Company to charge customers premium rates for Z-Phone based VOIP services.

These  services  listed  above  will  complement   GlobalNet's  current  product
portfolio which is described below.

o "VOIP" INTERNATIONAL WHOLESALE TERMINATION: GlobalNet provides international wholesale voice and fax termination to Mexico, Central and South America. The Company operates two Lucent Excel IP gateway switches located in New York and San Antonio. The New York switch serves as a gateway for refile and carrier exchange traffic. The San Antonio switch serves as the gateway to Latin America. GlobalNet's customers include over 30 Tier 1, 2, and 3 carriers. The Company's competitive advantage to these destinations is the result of unique, bilateral relationships, which it has cultivated with emerging carriers and PTT's in the respective countries. High volume, active network management, and aggressive acquisition and sale of international routes have all been key elements to the success of the international wholesale carrier program.

o BI-DIRECTIONAL SWITCHED VOICE AND FAX: GlobalNet provides international voice, and data services over a private IP network to international carriers and service providers throughout Mexico and Central and South America. GlobalNet is able to offer international carriers the ability to route voice and fax calls over its IP backbone at reduced costs while providing reliable, high quality service. Typically, these carrier customers become strategic partners with GlobalNet whereby GlobalNet is able to gain direct access to their network, thus cutting GlobalNet's cost for international traffic termination. The result is a mutually beneficial relationship for both parties. These partnerships also provide GlobalNet with access to customers in the partner's home country.

o PREPAID TELEPHONE CARDS: GlobalNet is a provider of international prepaid telephone services. Its product lines include a retail debit card and prepaid platform service. The prepaid card targets consumer and business customers with international calling applications between the U.S. and Mexico as well as other Latin America countries. The ability to control telecommunications expenses and convenience make the cards popular among U.S. Hispanics who are traveling between the U.S., Mexico and other Latin America countries as a tourist or expatriate. In Latin America, where telephone density is low, prepaid telephone cards have wide appeal with individuals who do not have a phone, making the debit card extremely convenient. Businesses also use the card for promotional purposes as well as for traveling employees. The collectability risk is low since customers pay for service in advance. GlobalNet distributes its prepaid card products through wholesale agents and distributors in the U.S., Mexico and Latin American markets.

o IP HOSTING: GlobalNet recently began offering IP Hosting services that provide international carriers and other communication service providers the ability to quickly enter into the rapidly expanding Voice-over-IP ("VOIP") market. Services such as international voice and fax enable customers to expand existing product offerings, giving them accelerated access to a worldwide network without capital expenditures or technologic obsolescence risk. The customer is also provided the necessary VoIP equipment and network access in order to originate and terminate traffic. The Company also supports service providers so the network can be scaled and the amount of bandwidth tailored to each customer's requirements. GlobalNet provides customers the necessary "VOIP" equipment and network access in order to originate and terminate traffic. Customers are charged flat based pricing for international origination and termination and for the equipment provided, depending on the scale and service level plan established.

AUGMENT INTERNAL ORGANIC GROWTH:

GlobalNet is well positioned to achieve its objectives due to its understanding of its target markets as well as its capability to quickly respond to customer needs. The following are components of its organic strategy:

o EXPAND NETWORK FACILITIES: The Company intends to selectively expand its U.S. and Latin American network by acquiring and building additional switching and transmission facilities such as fiber optic and satellite transmission capacity for the provisioning of voice, video, data and Internet services. The Company's objectives in making these investments are to: (i) provide capacity on GlobalNet's network to facilitate the expansion of its voice services business; (ii) increase profitability for switched services by reducing the amount of traffic terminated by other long distance carriers pursuant to traffic exchange programs; and (iii) use the expanded network as a platform to support advanced, bandwidth-intensive data and Internet applications.

o "FIRST MILE" SOLUTION: The network connection from local wire centers to businesses and residences from a central switching center is often referred to as "First Mile". First Mile access facilities are sparse in Mexico and other Latin American countries as compared to the United States. Where economically justifiable, GlobalNet will deploy wireless technology as a means to provide customers first mile access. The Company's wireless solution utilizes leading-edge IP packet radio technology and provides users with high speed fixed T1 (1.5Mbps) or (E1 (2.0 Mbps) access to the Internet and private or corporate intranets. GlobalNet management has experience with this technology and can deploy it quickly using tower, wall or rooftop mounted installations. The Company believes this modular compact system offers new and existing SME customers an opportunity to select more enhanced services from the GlobalNet International portfolio. The Company's experience in this technology discipline provides a vast background of knowledge to select a fundamentally sound solution to the "first mile" issue in developing SME markets.

o BUSINESS OPERATIONS SUPPORT SYSTEM (BOSS PLATFORM): GlobalNet Business Operations Support Systems are scalable and facilitate the Company's ability to deliver high qualilty customer service. System modules include:
     Billing, Customer Care, Fault Isolation and Repair, Network Management, and Network OSS Interconnection.

o MARKETPLACE AND REGULATORY KNOWLEDGE: GlobalNet's knowledge of the market is enhanced due through its retention of Kissinger McLarty Associates. It is expected that Kissinger McLarty Associates will facilitate the Company's efforts to establish strategic relationships as it expands into the Latin American market. GlobalNet management possess specific expertise in the area of regulatory filings, registration, and the establishment and maintenance of interconnection agreements.

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

o CRITICAL MASS: GlobalNet's scale will allow it to support a high quality national network and invest in leading edge systems for network management, billing, provisioning, customer service and financial information. The Company's internal platform will enable it to obtain investment capital, favorable purchasing contracts and to establish strategic relationships with key hardware, software and telecommunications service providers.

ACQUISITIONS:

GlobalNet plans to expand its market presence in major population centers in Latin America by acquiring, or making significant investments in established, well-regarded, switch-based competitive local exchange carriers and/or other telecommunications service providers.

GlobalNet believes that CLECs, ISPs, Long Distance ("LD") and other service providers, who are facing growing capital requirements and competitive pressure, will be attracted to and benefit from the consolidation opportunity provided by GlobalNet.

GlobalNet can offer significant benefits to its acquisition candidates and/or partners. The GlobalNet management team is a seasoned group of professionals who offer industry, operating, marketing, technical and financial expertise.
Acquired companies and/or partners can leverage this resource to address critical skill gaps, peaks in resource demand, and areas requiring specialized knowledge support. As a result overall time to market and associated launch and operating costs can be greatly reduced. Additionally, the "best of breed" operating methods and marketing strategies can be developed from the pool of acquired companies. GlobalNet will offer a portfolio of products enabling the service providers to sell additional services to its installed base of customers thereby increasing the average revenue per customer and profit margins. These companies can leverage their brand name, local support and personal service to attract new customers from a newly expanded market.

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

GROW REVENUES FROM EXISTING CHANNELS:

The Company currently offers wholesale customers "VOIP" international long distance termination services, bi-directional voice and fax, IP hosting and prepaid termination services. GlobalNet plans to grow revenues by continuing to pursue strategic alliances and joint ventures in order to 1) expand their customer base, 2) add network capacity, 3) enter new markets and 4) develop new products and services.

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

GlobalNet intends to expand its current credit facilities in order to finance the acquisition of additional network equipment. Additionally, GlobalNet is currently negotiating with several financial institutions for a revolving line of credit to finance future working capital requirements.

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

     o GlobalNet has not been profitable and expects future losses. The Company incurred net losses of approximately $3.3 million for its fiscal year ended December 31, 1999 and $4.6 million for the six months ended June 30, 2000. As of June 30, 2000, the Company had an accumulated deficit of approximately $8.3 million. The Company expects to continue to incur net losses for the foreseeable future. Although revenues have grown in recent quarters, the Company cannot be certain that it will be able to sustain or increase profitability in the future. In addition, the Company expects that costs and expenses will continue to increase in future periods.

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

     o Decreasing telecommunication rates may diminish or eliminate the competitive pricing advantage of IP telephony communication services. International and domestic telecommunications rates have decreased significantly over the last few years in most of the markets in which the Company operates, and it anticipates that rates will continue to be reduced in all of the markets in which it does business or expects to do business. Continued rate decreases will require GlobalNet to lower its rates to remain competitive and will increase the gross loss from carrier transmission services. Additionally, the Company may lose users if rates continue to decline.

     o Rapid technology change in telecommunications industry could reduce the demand for GlobalNet's services. The telecommunications industry is subject to rapid and significant changes in technology. The Company expects that new services and technologies will emerge in the market in which it competes. These new services may be superior to the technology that the Company uses, potentially rendering its services and technologies obsolete. In order to be successful, the Company must adapt to rapid changes and continually improve and expand the scope of its services by developing new services and technologies that meet customer's needs.

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

DATA COMMUNICATIONS AND TELECOMMUNICATIONS. Data communications and telecommunications cost is comprised primarily of termination costs, purchased minutes, and other expenses associated with data communications and telecommunications. Termination fees are paid to local service providers to terminate calls received from our network. This traffic is measured in minutes, and the per minute rates charged for terminating calls are negotiated with the local service provider and included in our contract with our local service provider. Our contracts with our providers typically provide us with the right to negotiate the per minute termination fees.

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

NON-CASH STOCK COMPENSATION. Stock compensation for the three months ended June 30, 2000 of $675,000 resulted from the issuance of restricted stock grants to employees and directors of the Company in May 2000.

INTEREST EXPENSE. Interest expense of $255,874 increased by $156,154 for the three months ended June 30, 2000 as compared to the corresponding period in 1999. As a percentage of revenue, interest expense decreased from 3% for the three months ended June 30, 1999 to 1.6% for the three months ended June 30, 2000. The interest expense consists of capital leases and a term loan used by the Company to finance the acquisition of new network equipment. For the three months ended June 30, 1999, the Company incurred only one month of interest expense related to one capital lease as the equipment was acquired during June 1999. Interest expense for the second quarter of 2000 reflect the term loan, incurred in October 1999 and additional capital leases.

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

INCOME TAXES. No income tax benefit was recorded for the three-month period ended June 30, 2000, due to the uncertainty of the realization of recorded deferred assets.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

REVENUE. Revenue for the six months ended June 30, 2000 was $30.8 million, as compared to $4.9 million for the six months ended June 30, 1999. Net revenue for the six months ended June 30, 2000 increased by $25.8 million and 524%, primarily resulting from increased operations. The Company experienced a significant increase in the number of customers and amount of wholesale and prepaid card traffic during the six months ended June 30, 2000. During the three months ended March 31, 1999, operations consisted solely of DTA Communications Network, L.L.C as GlobalNet L.L.C was not yet in operation. In addition, the Company's source of revenue during the six months ended June 30, 2000 was derived from Latin American and U.S. operations, while the six months ended June 30, 1999 included only three months of U.S. operations in addition to six months of Latin American operations.

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

NON-CASH STOCK COMPENSATION. Stock compensation for the six months ended June 30, 2000 of $675,000 resulted from the issuance of restricted stock grants to employees and directors of the Company in May 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

         During March, April, and May 2000, Rich Earth issued approximately 1,200,000 shares of common stock in connection with the sale of units to investors in two private placement transactions resulting in net proceeds of over $10.2 million. The Company acquired the cash held by Rich Earth in its merger on May 30, 2000.

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

         However, the Company's ability to make scheduled payments of principal, or to pay interest on, or to refinance its indebtedness and satisfy its other obligations will depend upon its future performance, which, to a certain extent, will be subject to general economic, financial, competitive, business and other factors beyond its control.

CASH FLOW DATA - SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         During the six months ended June 30, 2000, net cash used in operating activities totaled $4.3 million, as compared to net cash used in operating activities totaling $217,765 in the corresponding period of 1999. Cash used in operating activities in 2000 was primarily the result of net losses and increases in accounts receivable and other current assets. The Company experienced an increase in accounts receivable of $4.3 million as a result of increased sales in the six months ended June 30, 2000.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, as amended, which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later that the fourth quarter for fiscal years beginning after December 15, 1999. The Company is currently evaluating the impact of SAB 101 on its consolidated financial statements, but does not expect the adoption to have a material effect on its financial statements.

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

Part II

     Item 2.  Changes in Securities and Use of Proceeds

          o During March, April, and May 2000, GlobalNet, formerly Rich Earth, Inc. issued approximately 1,200,000 shares of common stock in connection with the sale of units to accredited investors and institutional investors in two private placement transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

          o The aggregate sale proceeds of the two private placements of units was $12 million with net cash proceeds to the Company after payment of placement fees of $10.2 million as of June 30, 2000.

          o    Additionally,   in  connection   with  the  merger  of  GlobalNet
               International, Inc. ("GII") with and into Rich Earth, Inc., the shareholder of GII was issued 20,000,000 shares of Rich Earth in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

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


Date: September 5, 2000