Form 10-Q
period 2000-09-30
GLOBALNET INC
filed 2000-11-13
CIK 1095529

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 F O R M 10 - Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 2000



[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:


                                 GLOBALNET, INC.
             (Exact name of registrant as specified in its charter)


                   Nevada                                    (87-0635536)
(State or other jurisdiction of incorporation       (IRS Employer Identification
                or organization)                               Number)

               Suite 125-D
       1919 South Highland Avenue                               60148
            Lombard, Illinois                                (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:        (630) 652-1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


       Yes    X            No
           -------            ----

As of September 30, 2000 32,352,407 shares of Registrants' Common Stock, par value $.001, were outstanding.

                                 GLOBALNET, INC.
                                    FORM 10-Q


                               SEPTEMBER 30, 2000


                                TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION                                            PAGE


ITEM 1     FINANCIAL STATEMENTS

           Consolidated Balance Sheets at September 30, 2000 and December
           31, 1999.........................................................4

           Consolidated Statements of Operations for the Three and Nine
           Months Ended September 30, 2000 and 1999.........................5

           Consolidated Statement of Stockholders' Equity (Deficit) for the
           Nine Months Ended September 30, 2000.. ..........................6

           Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2000 and 1999......................................7

           Notes to Consolidated Financial Statements.......................8-11



ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIOns.......................................11-18

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......18


PART II    OTHER INFORMATION

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS..............19


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K.......................19


   SIGNATURE......................................................20

   EXHIBIT INDEX..................................................21

PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS


                                 GlobalNet, Inc.

                           Consolidated Balance Sheets


                          Assets                                       September 30,   December 31,
                                                                           2000           1999
                                                                       ------------    ------------
                                                                        (Unaudited)

Current assets:
   Cash                                                                $  2,020,088    $    304,626
   Restricted cash                                                          174,975         473,019
   Accounts receivable, net                                               7,482,981       1,199,283
   Due from related party                                                      --            41,319
   Prepaid expenses                                                         635,451         137,427
                                                                       ------------    ------------
          Total current assets                                           10,313,495       2,155,674

Property and equipment, net                                               8,559,103       4,449,726
Intangible assets, net                                                    1,766,668            --
                                                                       ------------    ------------
          Total assets                                                 $ 20,639,266    $  6,605,400
                                                                       ============    ============
             Liabilities and Equity (Deficit)

Current liabilities:
   Accounts payable                                                    $  8,802,299    $  2,925,798
   Salaries, wages and commissions payable                                   51,911         176,083
   Accrued expenses                                                          98,690          94,694
   Deferred revenue                                                         676,694       1,582,661
   Term loan                                                                   --           617,039
   Current portion of capital lease obligations                           2,913,944       1,114,677
                                                                       ------------    ------------
                  Total current liabilities                              12,543,538       6,510,952

Capital lease obligations, net of current portion                         6,226,991       3,773,443

Equity (deficit):
   Common stock; 100,000,000 shares authorized, $.0.001 par value;
      32,352,407 shares issued and outstanding at September 30, 2000         32,352            --
   Additional paid-in-capital                                            27,807,754            --
   Accumulated deficit                                                  (11,796,369)           --
   Deferred compensation                                                (14,175,000)
   Members' deficit                                                            --        (3,678,995)
                                                                       ------------    ------------
                     Total equity (deficit)                               1,868,737      (3,678,995)
                                                                       ------------    ------------
                    Total liabilities and equity (deficit)             $ 20,639,266    $  6,605,400
                                                                       ============    ============

See accompanying notes to consolidated financial statements.



                                                            GlobalNet, Inc.

                                                 Consolidated Statements of Operations

                                                              (Unaudited)

                                                               Three months ended               Nine months ended
                                                          ----------------------------    ----------------------------
                                                          September 30,   September 30,   September 30,   September 30,
                                                              2000            1999            2000            1999
                                                          ------------    ------------    ------------    ------------

Revenue                                                   $ 23,635,285    $  5,517,418    $ 54,404,807    $  9,910,503

Operating expenses:
   Data communications and telecommunications               21,971,455       5,546,644      52,420,851       9,425,042
   Network research and development                            966,248          31,712       1,842,194          57,914
   Selling and marketing                                       317,567          14,050         620,590         112,009
   General and administrative                                1,412,817         264,645       3,061,162         715,548
   Depreciation and amortization                               749,903         376,738       1,654,061         502,640
   Non-cash stock compensation                               1,350,000            --         2,025,000            --
                                                          ------------    ------------    ------------    ------------
         Total operating expenses                           26,767,990       6,233,789      61,623,858      10,813,153
                                                          ------------    ------------    ------------    ------------
         Operating loss                                     (3,132,705)       (716,371)     (7,219,051)       (902,650)

Other income (expense):
   Interest income                                              24,557            --            28,917           5,000
   Interest expense                                           (384,559)       (309,287)       (927,240)       (409,007)
                                                          ------------    ------------    ------------    ------------
         Total other expense                                  (360,002)       (309,287)       (898,323)       (404,007)
                                                          ------------    ------------    ------------    ------------
         Loss before income taxes                           (3,492,707)     (1,025,658)     (8,117,374)     (1,306,657)

   Income tax expense (benefit)                                   --              --              --              --
                                                          ------------    ------------    ------------    ------------
         Net loss                                         $ (3,492,707)   $ (1,025,658)   $ (8,117,374)   $ (1,306,657)
                                                          ============    ============    ============    ============

Pro forma weighted-average number of shares outstanding     30,352,407      18,000,000      23,580,307      18,000,000
                                                          ============    ============    ============    ============
Pro forma basic and diluted loss per share                $      (0.12)   $      (0.06)   $      (0.34)   $      (0.07)
                                                          ============    ============    ============    ============

See accompanying notes to consolidated financial statements.


                                 GlobalNet, Inc.

                   Consolidated Statement of Equity (Deficit)

                                   (Unaudited)


                                                                                                 GlobalNet
                                                GlobalNet,                                     International,
                                                   Inc.                                             Inc.
                             ----------------------------------------------  ---------------------------------------------
                                Common Stock                                    Common Stock
                             -------------------    Additional   Accumulated ------------------    Additional    Accumulated
                             Shares       Amount paid-in-capital   deficit     Shares    Amount  paid-in-capital  deficit
                             --------   -------- --------------- ----------- ----------  ------  --------------- -----------
Balance at
December 31, 1999                  --   $   --   $       --      $       --    $   --   $ --     $       --      $       --

Exchange of
members' interests
for common stock                   --       --           --              --       1,800      2           --        (3,678,997)

Issuance of restricted
common stock to employees,
net of contribution by
shareholders of 3 shares           --       --           --              --         200   --        16,200,000            --

Exchange of common
shares in connection with
merger with Rich Earth, Inc. 20,000,000   20,000   16,180,000      (3,678,995)   (2,000)    (2)   (16,200,000)      3,678,997

Net assets of Rich Earth,
Inc. at time of merger       12,184,018   12,184   10,177,996            --        --     --             --              --

Issuance of common stock
in private placement, net       168,389      168    1,449,758            --        --     --             --              --

Amortization of
deferred compensation              --       --           --              --        --     --             --              --

Net loss                           --       --           --        (8,117,374)     --     --             --              --


Balance at
September 30, 2000           32,352,407 $ 32,352 $ 27,807,754    $(11,796,369)     --   $ --    $        --      $       --


                           DTA Communications
                             Network, L.L.C.
                             -------------
                                Members'       Deferred         Total
                                deficit      compensation    equity (deficit)
                             ------------- ---------------   ----------------
Balance at
December 31, 1999            $ (3,678,995) $       --        $ (3,678,995)

Exchange of
members' interests
for common stock                3,678,995          --               --

Issuance of restricted
common stock to employees,
net of contribution by
shareholders of 3 shares             --     (16,200,000)            --

Exchange of common
shares in connection with
merger with Rich Earth, Inc.         --            --               --

Net assets of Rich Earth,
Inc. at time of merger               --            --         10,190,180

Issuance of common stock
in private placement, net            --            --          1,449,926

Amortization of
deferred compensation                --       2,025,000             --

Net loss                             --            --         (8,117,374)


Balance at
September 30, 2000           $       --    $(14,175,000)    $  1,868,737


See accompanying notes to consolidated financial statements.



                                 GlobalNet, Inc.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                                 Nine months ended
                                                                            ----------------------------
                                                                            September 30,  September 30,
                                                                               2000             1999
                                                                            -------------  -------------
Cash flows from operating activities:
    Net loss                                                                $(8,117,374)   $(1,306,658)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                                         1,654,061        502,640
        Non-cash stock compensation expense                                   2,025,000           --
        Changes in assets and liabilities:
           Restricted cash                                                      298,044        (64,628)
           Accounts receivable                                               (6,283,698)    (1,874,911)
           Due from related party                                                41,319        (43,392)
           Prepaid expenses                                                    (498,024)      (284,252)
           Accounts payable                                                   5,876,501      2,041,406
           Salaries, wages and commissions payable                             (124,172)       (32,622)
           Accrued expenses                                                       3,996         23,689
           Deferred revenue                                                    (905,967)       419,793
                                                                            -------------  -------------
               Net cash used in operating activities                         (6,030,314)      (618,935)
                                                                            -------------  -------------
Cash flows from investing activities -
    Purchase of property and equipment                                         (336,919)          --
                                                                            -------------  -------------
              Net cash used in investing activities                            (336,919)          --
                                                                            -------------  -------------
Cash flows from financing activities:
    Proceeds from additional capital investment                                    --           77,412
    Advances from Rich Earth, Inc. prior to merger                              800,000
    Cash acquired from merger with Rich Earth, Inc.                           7,440,180
    Net proceeds from private placement with Rich Earth, Inc.                 1,272,728           --
    Principal payments on capital lease obligations                            (813,174)       (96,444)
    Proceeds from term loan                                                        --          550,357
    Principal payments on term loan                                            (617,039)          --
                                                                            -------------  -------------
              Net cash provided by financing activites                        8,082,695        531,325
                                                                            -------------  -------------
              Net increase (decrease)  in cash                                1,715,462        (87,610)

Cash at beginning of period                                                     304,626        197,270
                                                                            -------------  -------------
Cash at end of period                                                       $ 2,020,088    $   109,660
                                                                            =============  =============
Supplemental disclosure of noncash financing and investing activities:
    Payment for purchase of 25% minority interest in
    and certain assets of GlobalNet L.L.C. by
    Rich Earth, Inc. on behalf of the Company                               $ 2,127,198    $      --
                                                                            =============  =============
    Equipment acquired through capital leases                               $ 5,065,989    $      --
                                                                            =============  =============
    Cancellation of notes payable to Rich Earth, Inc. in conncection with
    merger with Rich Earth, Inc.                                            $ 2,927,198    $      --
                                                                            =============  =============

See accompanying notes to consolidated financial statements.


                                 GLOBALNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                                   (UNAUDITED)



NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

         GlobalNet, Inc. ("GlobalNet" or the "Company") was formed on May 30, 2000, when GlobalNet International, Inc. ("GII") merged with a subsidiary of Rich Earth, Inc. ("Rich Earth") pursuant to an agreement (the "Merger Agreement") whereby 20,000,000 shares of Rich Earth common stock were exchanged for 100% of the common stock of GII in a transaction accounted for as a reverse acquisition of Rich Earth by GII using the purchase method of accounting. Prior to raising approximately $2.5 million to fund an acquisition by GII in a contemplated transaction as described herein, Rich Earth was a non-operating public shell corporation with nominal assets. GII management now controls the combined company after the transaction. After the closing of the merger, Rich Earth changed its name to GlobalNet, Inc.

         As a result of the reverse merger, the operating entity, GII, will continue as the operating entity under the GlobalNet, Inc. name, and its historical financial statements will replace those of Rich Earth.

         GII was formed in March 2000, when the members of DTA Communications Network, L.L.C. ("DTA") exchanged their members' interests in DTA for common stock of GII, a newly formed corporation. DTA was organized in Illinois on May 22, 1996 as a limited liability company. The Company was formed to provide international telecommunications services, including high quality voice, fax, and other value-added applications over the Internet and other networks.

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

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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


NOTE 3: EQUITY TRANSACTIONS

       During March, April and May 2000, GlobalNet, formerly Rich Earth, issued approximately 1,200,000 shares of common stock for an aggregate amount of $12,000,000 in connection with the sale of units to investors in two private placement transactions. Each unit in the first private placement consisted of one share and one-half share purchase warrant at a price of $10 per unit. Each whole warrant is exercisable for one additional share of common stock of GlobalNet for six months from the date of purchase at a price of $15 per unit. Each unit in the second private placement consisted of one share and one share purchase warrant at a price of $10 per unit. Each whole purchase warrant is exercisable for one additional share of common stock of GlobalNet for six months from the date of purchase at a price of $15 per share. In connection with the private placements, the Company issued 310,000 warrants to the underwriters for services performed.

       On May 3, 2000, the Company adopted the "2000 Stock Option Plan", under which the maximum aggregate number of shares that may be subject to option and sold under the plan is 3,000,0000 shares. In May 2000, the Company granted 1,600,000 options to employees and directors, each with an exercise price of $8 per share, the estimated fair value of the common stock on the date of the grant. The options have a term of ten years and vest over a period of three years from the date of grant.

       During May 2000, employees, consultants and directors of the Company were granted 2,025,000 restricted shares of GlobalNet International, Inc. common shares. The estimated aggregate fair value on the date of the grant was approximately $16,200,000 and vests over a three year period.

       All share information has been adjusted to reflect a 10,000 to 1 exchange in the merger of GII with a subsidiary of Rich Earth.

NOTE 4: INCOME TAXES

         Prior to the conversion of DTA Communications Network, L.L.C. to GlobalNet International, Inc., the entity operated as a limited liability company, and accordingly, the net losses for the entity were reported in the members' tax returns, and as such, the historical consolidated financial statements contained no provisions or benefit and no assets or liabilities for federal or state income taxes. Upon conversion to a C Corporation, the Company recorded certain tax benefits. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of September 30, 2000 and for the three and nine months then ended.


NOTE 5: CAPITAL STOCK

         At September 30, 2000, the Company's authorized capital stock consisted of 100,000,000 shares of common stock, $0.001 par value, of which 32,352,407 shares were issued and outstanding.

NOTE 6: CUSTOMER CONCENTRATION

         Although GlobalNet has been able to significantly expand and diversify its customer base over the last three quarters, a significant portion of GlobalNet's revenues are still concentrated among several large customers. The Company's largest customer represented 29% and 82% of total revenues for the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively. The Company's three largest customers represented 69% and 96% of total revenues for the nine months ended September 30, 2000 and the year ended December 31, 1999, respectively. Although the Company plans to continue to expand its customer base, it expects a significant portion of its revenue will continue to be concentrated within a relatively small number of customers.

NOTE 7: EARNINGS PER SHARE

         The pro forma weighted-average number of shares outstanding for the three and nine months ended September 30, 2000 represent the weighted-average number of shares of GlobalNet International, Inc. as if the exchange of common shares in the merger with Rich Earth, Inc. was in effect as the beginning of both periods presented.

         Shares issuable from securities that could potentially dilute basic earnings per share in the future were not included in the computation of earnings per share because their effect was anti-dilutive. These securities consisted of 1,600,000 stock options, 2,025,000 shares of unvested restricted common stock, and 1,202,430 warrants at September 30, 2000.

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

NOTE 9: CAPITAL LEASE OBLIGATIONS

         On April 19, 2000, the Company entered into a $10 million credit facility with GE Capital to finance the lease of telecommunications network and data transmission equipment. As of September 30, 2000, the Company had used approximately $4.7 million of that facility.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements for the year ended December 31, 1999 and the Unaudited Consolidated Financial Statements and related Notes to the Unaudited Consolidated Financial Statements for the three months ended March 31, 2000 included in the Company's form 8-K/A filed July 28, 2000. This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amount of costs and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates and assumptions.


OVERVIEW

         GlobalNet, Inc. ("GlobalNet" or the "Company") provides international voice, data and Internet services over a private, managed Internet Protocol (IP) network to international carriers and other communication service providers in the United States and Latin America. GlobalNet's mission is to become the premier provider of high quality, competitively priced, IP-based voice, fax, and data services to Internet Service Providers ("ISP's"), PTT's, and other Telecommunications Services Providers ("TSP") serving the small to medium enterprise market ("SME's") in Latin America.

         The Company was formed in 1996 to capitalize on the growth of the Internet Protocol as a communications transport medium for IP telephony and other enhanced services. To date, the Company has focused primarily on wholesaling international voice and facsimile communications services between the United States and Latin American countries, predominately Mexico. Management has been successful in establishing and maintaining relationships with Tier 1 and Tier 2 carriers as a result of its ability to procure consistent sources of supply in the capacity-constrained telecommunications corridors linking Latin America and the United States. This has been accomplished through the development of partnerships with several Latin American telecommunications companies. Leveraging these relationships, the Company has grown its revenues from $792,000 in 1997 to $54.4 million for the nine months ended September 30, 2000.

         In Latin America, the Company is continuing to deploy its IP network. The strategy is to deliver high quality communications services, while providing customers with the cost savings and global reach of the Internet. To accomplish this the Company plans to build fifteen IP Service Centers in thirteen countries that will serve as GlobalNet's distribution nodes for its IP-based product suite offered to the Latin American ISPs, TSPs and SMEs.

         GlobalNet has based its technology future on Internet Protocol (IP) platforms. IP is a network-layer protocol containing addressing and control information that enables packets to be efficiently and quickly moved through a network. IP has become the protocol of choice on the Internet due to its inherent flexibility and adaptability over different physical transmission media and over different protocol layers such as ATM and Frame Relay. Recent initiatives that address quality of service (QOS), security and core-network switching have underscored IP's advantages and resulted in its increased acceptance across proprietary networks. The ubiquity of IP has been facilitated by the rapid penetration of the Internet. Additionally, IP's flexibility and functionality allow a number of value-added applications, like VoIP, IP Fax and Unified Messaging Service (UMS), to be layered on top of basic transport.

         GlobalNet will leverage its network strengths and achieve maximum revenue and profitability by establishing strategic alliances with qualified in-country service providers for the deployment of the IP Service Centers. This will be accomplished either through a joint venture relationship or acquisition. Target companies include service providers with a proper license, an established network, as well as, an in-house sales and support organization. GlobalNet will focus on partners whose sales efforts concentrate on SME's, ISP's and TSP's. This strategy will enable both GlobalNet and its partners to:

     o   Expand customer base
     o   Add network and circuit capacity
     o   Develop new products and services

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUE. Our primary source of revenue is the fees that we receive from customers for completing calls over our network. This revenue is dependent on the volume of voice and fax traffic carried over the network, which is measured in minutes. We charge our customers fees per minute of traffic that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. We also derive revenue from supplying the underlying services, including value-added applications and the use of the Company's network to issuers of prepaid phone cards.

         Net revenue for the three months ended September 30, 2000 totaled $23.6 million and was $18.1 million or 328.4% higher than net revenue for the three months ended September 30, 1999. Net revenue increased by $7.4 million or 45.2% from the second to the third quarter of 2000. The increase in revenue for the three months ended September 30, 2000 was primarily due to the increase in number of customers as well as the increase of the traffic from existing customers.

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

         Data communications and telecommunications cost for the three months ended September 30, 2000 totaled $22.0 million and was $16.4 million higher than the three months ended September 30, 1999. This increase resulted primarily from a significant increase in traffic (consistent with the increased revenue discussed above), which in turn increased the termination costs and purchased minutes. As a percentage of net revenue, data communications and telecommunications costs decreased from 100.5% for the three months ended September 30, 1999 to 93.0% for the three months ended September 30, 2000 as a result of the Company's addition of new direct routes and the increased competitiveness of the existing routes.

         The Company had a gross margin for the third quarter of 2000 of $1,664,000 or 7.0% of net revenue, compared to the negative margin of ($515,000) or (3.2%) of net revenue for the second quarter 2000. The margins for the second quarter were adversely affected by the negative margins in the prepaid card business that resulted from the elimination of the cost sharing agreement with a third party for the prepaid card program. In July 2000, the Company restructured its prepaid card programs, and the third party agreed to share the costs associated with such programs. As a result, the margins for the prepaid business experienced a significant improvement during the third quarter.

NETWORK RESEARCH AND DEVELOPMENT. Network research and development expenses include the expenses incurred in the development, expansion, operation and support of the Company's global IP network. These expenses consist primarily of the fixed monthly cost of the leased lines that comprise the Company's network, the salary and payroll related taxes of the employees directly involved in the development and operation of the network and the expenses incurred in the development and support of the Company's proprietary software.

         Network research and development expenses increased by approximately $934,000, from $32,000 for the three months ended September 30, 1999 to $966,000 for the three months ended September 30, 2000. The increase in network research and development expenses is primarily due to the increase in the personnel needed to expand, develop and support the Company's network.

         Additionally, in the third quarter of 2000, the Company completed the development and initial deployment of "INTE-GRATE", an internally-developed systems management software. "INTE-GRATE" is the Company's proprietary software that integrates the data access for sales, operations and traffic analysis functions and significantly enhances customer service. This software tracks rapidly changing vendor costs to determine the most cost-effective routing and permits GlobalNet to make substantial routing changes in order to take advantage of pricing changes.

SELLING AND MARKETING. Selling and marketing expenses include the expenses incurred in the development and promotion of the Company's image, products and services. Selling and marketing expenses include primarily the salaries, payroll taxes, benefits and commissions paid to the sales personnel as well as the fees paid to investor relations firms and consultants.

         Selling and marketing expenses increased from $14,000 for the three months ended September 30, 1999 to $318,000 for the three months ended September 30, 2000. The increase in selling and marketing expenses is primarily due to the addition of new sales and marketing personnel and the retention of an outside investor relations firm.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include the expenses incurred for general corporate functions, including administration, finance and accounting, facilities, human resources, and professional services. General and administrative expenses of $1.4 million increased by $1.1 million for the three months ended September 30, 2000 as compared to the corresponding period in 1999. General and administrative expenses increased as a percentage of net revenue from 4.8% for the three months ended September 30, 1999 to 6.0% for the three months ended September 30, 2000, respectively.

         The increase in general and administrative expenses was primarily due to the increase in headcount and salary expense that resulted from the expansion of the Company's global network. Additionally, professional fees (i.e., accounting and legal) increased significantly after the Company became public in the second quarter of 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses of $750,000 for the three months ended September 30, 2000 were $373,000 higher than those of the corresponding period in 1999 and decreased to 3.2% of net revenue for the three months ended September 30, 2000 from 6.8% of net revenue for the three months ended September 30, 1999. The increase in depreciation expense is due to the acquisition of additional property and equipment, while the decrease of depreciation expense as a percentage of revenue can be attributed to the revenue increase.

         Additionally, in the third quarter of 2000, the Company recorded amortization expense related to the goodwill recorded in the acquisition of the 25% minority interest in GlobalNet L.L.C in March 2000.

NON-CASH STOCK COMPENSATION. The non-cash stock compensation expense resulted from the amortization of the restricted stock issued to certain employees and directors in May 2000. The stock was issued to motivate and retain key employees and is being expensed over the vesting period of three years.

INTEREST EXPENSE. Interest expense (net of interest income) of $360,000 increased by $51,000 for the three months ended September 30, 2000 as compared to the corresponding period in 1999. As a percentage of revenue, interest expense decreased from 5.6% for the three months ended September 30, 1999 to 1.5% for the three months ended September 30, 2000. The interest expense relates to the capital leases used by the Company to finance the acquisition of new network equipment.

         In April 2000, the Company entered into a $10 million credit facility with General Electric Capital Corporation ("GE Capital") to finance the lease of telecommunications network and data transmission equipment. As of September 30, 2000, the Company had used approximately $4.7 million of that facility. The Company is currently negotiating with GE Capital to increase this credit facility. Additionally, the Company is currently negotiating other credit facilities to finance the acquisition of additional equipment and to refinance its current capital leases and reduce its financing costs.

INCOME TAXES. No income tax benefit was recorded for the three months ended September 30, 2000 due to the uncertainty of the realization of deferred tax assets.


NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NET REVENUE. Net revenue increased by $44.5 million or 449.0%, from $9.9 million for the nine months ended September 30, 1999 to $54.4 million for the nine months ended September 30, 2000. The increase in net revenue is primarily due to the increase in the number of customers and the increase in the traffic from existing customers.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS. Data communications and telecommunications cost increased from $9.4 million for the nine months ended September 30, 1999 to $52.4 million for the nine months ended September 30, 2000 primarily as a result in the increase in the traffic handled by the Company's network.

         As a percentage of net revenue, data communications and telecommunications cost increased from 95.0% for the nine months ended September 30, 1999 to 96.3% for the nine months ended September 30, 2000. The margins for the nine months ended September 30, 2000 were adversely affected by the negative margins in the prepaid card business in the second quarter of 2000 that resulted from the elimination of the cost sharing agreement with a third party for the prepaid card program. In July 2000, the Company restructured its prepaid card programs, and the third party agreed to share the costs associated with such programs.

NETWORK RESEARCH AND DEVELOPMENT. Network research and development expenses increased from $58,000 for the nine months ended September 30, 1999 to $1,842,000 for the nine months ended September 30, 2000. The increase is attributed primarily to the expansion of the Company's global network and the development of a proprietary systems management software.

SELLING AND MARKETING. Selling and marketing expenses increased from $112,000 for the nine months ended September 30, 1999 to $621,000 for the nine months ended September 30, 2000. The increase was primarily due to the addition of new sales personnel and the retention of an investor relations firm.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by approximately $2.3 million, from $716,000 for the nine months ended September 30, 1999 to $3,061,000 for the nine months ended September 30, 2000. As a percentage of net revenues, general and administrative expenses decreased from 7.2% for the nine months ended September 30, 1999 to 5.6% for the nine months ended September 30, 2000.

         During the second quarter of 2000, the Company incurred significant one-time legal and accounting fees related to the merger of GlobalNet International, Inc. with a subsidiary of Rich Earth, Inc., which was completed during May 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses of $1,654,000 for the nine months ended September 30, 2000 were $1,151,000 higher than those of the corresponding period in 1999. Depreciation and amortization expenses decreased as a percentage of net revenue from 5.1% for the nine months ended September 30, 1999 to 3.0% for the nine months ended September 30, 2000.

         The increase in depreciation expense in absolute terms is due to the acquisition of additional property and equipment since the third quarter of 1999, while the decrease of depreciation expense as a percentage of revenues is due to the significant increase in the Company's revenues. Additionally, the Company recorded amortization expense related to goodwill recorded in the acquisition of the 25% minority interest in GlobalNet L.L.C. during March 2000.

NON-CASH STOCK COMPENSATION. Non-cash stock compensation for the nine months ended September 30, 2000 of $2,025,000 resulted from amortization of restricted stock issued to the Company's employees and directors in May 2000.

INTEREST EXPENSE. Interest expense (net of interest income) of $898,000 increased by $494,000 for the nine months ended September 30, 2000 as compared to the corresponding period in 1999. As a percentage of net revenue, interest expense decreased from 4.1% for the nine months ended September 30, 1999 to 1.7% for the nine months ended September 30, 2000. This decrease is primarily due to the increase in revenue for that period.

INCOME TAXES. No income tax benefit was recorded for the nine-month period ended September 30, 2000, due to the uncertainty of the realization of deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

       During March, April and May 2000, Rich Earth issued approximately 1,200,000 shares of common stock in connection with the sale of units to investors in two private placement transactions resulting in net proceeds of over $11.6 million. The Company also acquired the cash held by Rich Earth in its merger on May 30, 2000.

       On April 19, 2000, the Company entered into a $10 million credit facility with GE Capital, to finance the lease of telecommunications network and data transmission equipment. As of September 30, 2000, the unused portion of the GE Capital facility amounted to approximately $5.3 million. The Company is currently negotiating with GE Capital to increase this credit facility.

       GlobalNet is currently negotiating other credit facilities to finance the acquisition of additional equipment and to refinance its current capital leases and reduce financing costs. Considering the Company's business plan and cash burn rate, the Company will need to seek additional capital through the issuance of equity securities and/or debt facilities within the next 12 months.



CASH FLOW DATA - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

       During the nine months ended September 30, 2000, net cash used in operating activities totaled $6.0 million, as compared to net cash used in operating activities totaling $619,000 in the corresponding period of 1999. Cash used in operating activities in 2000 was primarily the result of net losses and increases in accounts receivable and other current assets. The Company experienced an increase in accounts receivable of $6.3 million as a result of increased sales in the nine months ended September 30, 2000.

       During the nine months ended September 30, 2000, net cash used in investing activities amounted to approximately $337,000, consisting of the purchase of miscellaneous furniture and computer equipment needed to support the increase in headcount. The Company financed the majority of all its purchases of telecommunications equipment through capital leases.

       During the nine months ended September 30, 2000, net cash provided by financing activities of $8.1 million consisted principally of the $9.6 million (net of the $2.0 million used to purchase the 25% minority interest in GlobalNet L.L.C.) of collected proceeds from the Company's private placements, net of $813,000 and $617,000 of payments on capital leases and term loan obligations, respectively.

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

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, as amended, which summarizes the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is effective no later that the fourth quarter for fiscal years beginning after December 15, 1999. The Company does not expect the adoption of SAB 101 to have a material effect on its financial statements.

       Financial Accounting Standards Board Interpretation No. 44 (FIN No. 44) Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, is effective for financial statements beginning after July 1, 2000. The adoption of this new standard did not have a material effect on the Company's financial statements.



"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


         This report includes "forward-looking statements" within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements and involved a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company, competitive factors, changes in costs, including termination and transmission costs, general business and economic conditions and other risk factors described herein or from time to time in the Company's reports filed with the Securities Exchange Commission. Consequently, all of the forward-looking statements made in this report, which speak only as of the date made, are qualified by these cautionary statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is that of interest rate risk on borrowings under our financing facility, which are subject to interest rates based on the banks' prime rate, and a change in the applicable interest rate that would affect the rate at which we could borrow funds or finance equipment purchases. Although all of our transactions are currently denominated in United States dollars, we are currently evaluating the impact of foreign currency exchange risk on our results of operations as we continue to expand globally.



PART II

         Item 2.         Changes in Securities and Use of Proceeds.


               o During March, April, and May 2000, GlobalNet, formerly Rich Earth, Inc. issued approximately 1,200,000 shares of common stock in connection with the sale of units to accredited investors and institutional investors in two private placement transactions exempt from registration pursuant to Section 4
                  (2) of the Securities Act of 1933.

               o The aggregate sale proceeds of the two private placements of units was $12 million with net cash proceeds to the Company after payment of placement fees of $11.6 million as of September 30, 2000.

               o Additionally, in connection with the merger of GlobalNet International, Inc. ("GII") with and into Rich Earth, Inc., the shareholder of GII was issued 20,000,000 shares of common stock of Rich Earth in a transaction exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.


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



                                GLOBALNET, INC.


                                By: /s/ Pere Valles
                                    ---------------
                                        Pere Valles
                                        Chief Financial Officer
                                        (on behalf of the registrant and as
Date: November 10, 2000                 principal accounting officer)
                 ------