Form 10-K
period 2000-12-31
GLOBALNET INC
filed 2001-04-16
CIK 1095529

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000                     Commission file number:  0-27469

                                 GLOBALNET, INC.

             (Exact name of registrant as specified in its charter)

            NEVADA                                                87-0635536
-------------------------------                         -------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                Identification No.)

  1919 SOUTH HIGHLAND AVENUE
          SUITE 125-D
       LOMBARD, ILLINOIS                                             60148
-------------------------------                         -------------------------------
     (Address of principal                                         (Zip Code)
      executive offices)

       Registrant's telephone number, including area code: (630) 652-1300

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

  Title of each class                            Name of each exchange on which registered
  -------------------                            -----------------------------------------
Common Stock, par value                                   NASDAQ Small Cap Market
    $.001 per share


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting common stock held by non-affiliates of the Registrant was $23,145,806 as of April 12, 2001 based on the per share closing price of the Common Stock on the NASDAQ Small Cap Market of $1.27 on April 12, 2001. The number of shares outstanding of the Registrant's common equity as of April 12, 2001 was 32,230,878 shares.
                               -------------

================================================================================

                                 GLOBALNET, INC.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
                                     PART I

ITEM 1   BUSINESS                                                                                         1
ITEM 2   PROPERTIES                                                                                      26
ITEM 3   LEGAL PROCEEDINGS                                                                               26
ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             29

                                     PART II

ITEM 5   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                           30
ITEM 6   SELECTED FINANCIAL DATA                                                                         31
ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           32
ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                      39
ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                     40
ITEM 9   CHANGES AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE                                63

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                              63
ITEM 11  EXECUTIVE COMPENSATION                                                                          69
ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                  73
ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                  76

                                     PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                                81

                                     PART I

ITEM 1. BUSINESS

ORGANIZATIONAL HISTORY

         GlobalNet, Inc. was formed on May 30, 2000 as a result of a "reverse merger" transaction, whereby GlobalNet International, Inc. merged with and into a subsidiary of Rich Earth, Inc. pursuant to an agreement and plan of merger, whereby 20,000,000 shares of Rich Earth common stock were issued in exchange for 100% of the common stock of GlobalNet International in a transaction accounted for as a reverse acquisition of Rich Earth by GlobalNet International. Prior to the reverse merger, Rich Earth was a non-operating public shell corporation with nominal assets. Following the reverse merger, the management of GlobalNet International controlled the merged company and the principal shareholders of GlobalNet International became principal shareholders of the merged company. Following the closing of the reverse merger, Rich Earth changed its name to GlobalNet, Inc. As a result of the reverse merger transaction, GlobalNet International continued as an operating entity and as a wholly-owned subsidiary of GlobalNet, Inc., and the historical financial statements of GlobalNet, Inc. replaced those of Rich Earth.

COMPANY OVERVIEW

         GlobalNet provides international voice, data and Internet services over a private, managed Internet Protocol (IP) network to international carriers and other communication service providers in the United States and Latin America. GlobalNet's mission is to become the premier provider of high quality, competitively priced IP based voice, fax, and data services to Internet Service Providers (ISPs), Postal Telecommunications and Telegraph Providers (PTT's), and other Telecommunications Services Providers (TSPs) serving the Small - Medium Enterprise (SME) Market in Latin America.

         GlobalNet was formed in 1996 to capitalize on the growth of the Internet Protocol as a communications transport medium for IP Telephony and other enhanced services. To date, the Company has focused primarily on wholesaling international voice and facsimile communications services between the United States and Latin American countries, predominately Mexico. GlobalNet has been successful in establishing and maintaining relationships with Tier 1 and Tier 2 carriers as a result of its ability to procure consistent sources of supply in the capacity constrained telecommunications corridors linking Latin America and the United States. This has been accomplished through the development of partnerships with several Latin American telecommunications companies. Leveraging these relationships, the Company has grown its revenues from $793,000 in 1997 to $78.1 million in 2000, an annualized compound growth rate of over 350%.

INDUSTRY OVERVIEW

         The International Telecommunications Industry

         The international telecommunications industry is undergoing a period of fundamental change that has, and is expected to continue to result in significant growth in international telecommunications and revenues.

         Numerous factors have driven the growth in demand for international telecommunications products and services. These factors include:

         -        The globalization of the world's economies
         -        The worldwide trend toward deregulation of telecommunications
         - Declining prices and a wider selection of products and services driven by greater competition as a result of deregulation
         - Increased communication accessibility made possible by technological advances and greater investment in telecommunications infrastructure, including the deployment of wireless networks
         -        Increased international business and leisure travel
         - Growth in computer based transmission of voice and data information

         These trends have sharply increased the use of, and reliance upon, telecommunications products and services throughout the world. According to a study conducted by the Gartner Group, a market research firm, the international telecommunications market is expected to grow to $1.9 trillion by the year 2003.

         Recent legislation and the World Trade Organization (WTO) agreement among numerous countries are expected to lead to increased liberalization of the majority of the world's telecommunication markets. Specifically, the WTO Agreement created a framework under which 69 countries committed to liberalize their telecommunications laws to permit increased competition and, in most cases, foreign ownership in their telecommunications markets, beginning in 1998.

         By eroding the traditional monopolies held by PTT's, many of which are or were wholly or partially government owned, deregulation is affording U.S.-based providers the opportunity to negotiate more favorable agreements with both the traditional administrations and emerging foreign providers. In addition, deregulation in certain foreign countries is enabling U.S.-based providers to establish local switching and transmission facilities to terminate their own traffic and carry international long distance traffic originating in those countries. Deregulation, privatization, the expansion of the resale market and other trends influencing the international telecommunications market are resulting in decreased termination costs, a proliferation of routing options and increased competition.

         Advances in technology have created multiple ways for telecommunications carriers to provide customer access to their networks and services. Overall, these changes have resulted in a trend towards bypassing traditional international long distance operating agreements as international long distance companies seek to operate more efficiently. In markets that have not deregulated or are in the process of implementing deregulation, international long distance carriers have used advances in technology to develop innovative alternative methods to meet customer demand.

         Data traffic is rapidly outpacing voice, creating a fundamental change in the way service is provided. According to the latest reports, data transmission has an accelerated growth rate of 30% annually throughout the world.

         The Trend Towards IP Telephony Service

         According to a study by the Phillips Group, a telecom consulting firm, the currently structured market is expected to transform itself over a five-year period that began in 1998. Specifically, it is expected to become a market dominated by IP architecture applications and new business models.

         A combination of technological advances and telecommunication deregulation is changing the way customers and service providers do business. Computers and telecommunications are converging and networks are changing from circuit switching technology, the prevailing technology of traditional telephone companies, to packet-based communications. In effect, this convergence is bringing computer intelligence to the telecommunications industry. This enhances value added customer services, increases the transmission capacity and lowers operation costs. As a result, new carriers with innovative market strategies, like GlobalNet, will be better able to compete against larger, traditional telecommunications companies.

         Specific benefits to both the end user and the service provider include:

         -  Higher quality transmission
         -  Enhanced voice quality
         -  More efficient use of bandwidth
         -  Guaranteed Quality of Service (QoS)
         -  Enhanced access

         The evolution of IP technology enables the conversion of applications such as e-mail, Internet usage, Web hosting, broadband broadcasts and Internet telephony and further enables the inclusion of unified messaging and e-commerce. This will drive the need for Applications Service Providers to offer applications to businesses and consumers who cannot afford to own the necessary applications themselves.

         The consulting and market research firm Frost & Sullivan expects Voice-over Internet Protocol (VoIP) technology to be the most significant development in the telecommunications industry since wireless technology. Revenues are anticipated to grow from under $2 billion in 1999 to over $10 billion by 2005. Although that number is small compared with the 7 trillion total minutes people spent on traditional phone networks in 1999, it is a sign that consumers and businesses are starting to accept Web-based phone calls.

         Technology like VoIP will make telephony more efficient and less expensive. While traditional voice calls require a dedicated "circuit" between the two parties, VoIP takes a voice call, breaks it into "packets" of information, then reassembles those packets at its final destination, much in the same way a data transmission is handled on Internet-based networks.

         New players are entering the field to capitalize on the convergence of the traditional telephone network with both private and public data networks. Providers currently in the VoIP marketplace are very few, but they are starting to mold the markets to generate demand for such technology. Established telecom companies are in the process of redefining their platforms and have plans to enter the IP market worldwide within the next two years. However, their existing legacy networks will slow down their market entry.

         The Latin American Telecommunications Market

         Latin America is a deregulating, rapidly expanding telecommunications market and the world's fastest-growing Internet market. According to market researchers, Frost & Sullivan, the Latin American market, valued at $51 billion two years ago, was forecast to reach $90 billion in 2000. The Yankee Group, an independent research firm, estimates that voice traffic in Latin America is growing by 20%, data by 93%, and the Internet by 113%.

         The Phillips Group projects an explosion in demand, with less than 2% of the Latin American population connected to the Internet. An example of the market opportunity is Brazil. This country has the world's 5th largest population and the 8th largest GNP, but ranks 43rd in teledensity with only 9.5% penetration.

         GlobalNet believes that Latin American telecommunications, including traffic between the United States and Latin America, will continue to grow faster than the international market as a result of:

         -  Underlying economic growth within Latin America
         - Growth of regional trade from trade initiatives such as NAFTA, Mercosur and the Andean Pact
         - Deregulation and privatization of telecommunications carriers in the region
         -  Projected increases in telephone density
         -  Increasing demand for bandwidth-intensive applications

         There are significant opportunities created by deregulation and market growth in the rapidly changing telecommunications markets in Latin America. Countries in the Latin American region generally are experiencing a solid period of economic, business and infrastructure growth, reduced inflation and economic and political stability. Substantial opportunities exist for providers of telecommunications equipment, system integration, value-added services and voice and data services as Latin American countries move toward privatization and greater liberalization of their telecommunications markets.

         We believe that GlobalNet is well positioned to capitalize on these opportunities by providing high quality, low-cost, comprehensive telecommunications services. As a rule, Latin American countries have historically suffered from extremely low teledensity. Moreover, these markets have been subject to characteristically inefficient, poor-quality service, as well as, the unavailability of new and innovative systems and services. The Latin American markets in which GlobalNet offers services, or seeks to compete, are generally characterized by a lack of fiber optic cable capacity. As a result, there is a critical and growing demand for the type of high-quality, innovative systems, products and services that GlobalNet intends to provide.

GLOBALNET'S STRATEGY

         Current Business

         The Company was organized to engage in the telecommunications industry and to capitalize on the growth of Internet Protocol (IP) (the transmission of international voice, data and Internet services over a private network to international carriers and other communications service providers in the United States and Latin America) as a communications transport media for IP telephony and other enhanced services.

         To date, GlobalNet has derived its revenues primarily from wholesaling international voice and fax services between the United States and Latin America, predominately Mexico, using its IP-based network. Through established partnerships with several Latin American telecommunication companies, GlobalNet has emerged as a significant and consistent wholesale provider of supply in the capacity-constrained U.S.-Latin American corridor. Our domestic customers include Tier 1 and Tier 2 carriers such as MCI WorldCom, Qwest, Global Crossing, Teleglobe and IDT.

         We have based our technology future on IP platforms. IP is a network-layer protocol containing addressing and control information that enables packets to be efficiently and quickly moved through a network. IP has become the protocol of choice on the Internet due to its inherent flexibility and adaptability over different physical transmission media and over different protocol layers such as ATM and frame relay. Recent initiatives that address quality of service, security and core-network switching have underscored IP's advantages and result in its increased acceptance across proprietary networks. Additionally, IP's flexibility and functionality allow a number of value added applications such as VoIP, IP fax and unified messaging service to be layered on top of basic transport.

         Our strategy is to deliver high quality communications services while providing customers with IP inherent cost savings and global reach of the Internet. Our business philosophy is to meet customer needs with bundled service packages that integrate a customer's telecommunications traffic. Our growth strategy targets partnerships with service providers with a proper license, an established network and an in-house sales and support organization. We intend to focus our sales and marketing efforts on strategic partners whose sales efforts concentrate on servicing small-to-medium businesses, ISPs and TSPs. We believe that our business success in a large part will be dependent upon our existing management team of seasoned professionals who offer industry, operating, marketing, technical and financial expertise. We believe that we can successfully compete within our industry through our ability to offer turnkey solutions which include provisioning of a billing system and the design, staffing and implementation of state of the art customer care and network management centers. Our solutions enable the delivery of seamless networks by alternating and integrating critical functions, including billing, customer care, fault isolation and repair, network management and network OSS.

         Our principal competitors in the Latin American markets include Telefonica (Spain's privatized PTT), AT&T, MCI WorldCom Inc., Bell South and Global Crossing. These companies are larger and better financed than the Company. We believe that our ability to compete is based on our core management team of experienced telecommunication professionals. Central to our ability to compete is our aggressive pricing and product diversification and our emphasis on superior customer care. We believe that our bundled service offering is superior to that offered by our competitors. We also intend to compete based on a strategy of working with carriers who concentrate on niche markets, including ISPs and TSPs who market to small and medium sized companies, as well as our focus on location where we can achieve a high level of on-net customers in order to achieve our revenue and margin goals.

         We are well positioned with the development of our next-generation network because network infrastructure costs are less; the cost of VoIP equipment is less; and VoIP equipment occupies 90% less space in telephone exchanges than traditional circuit-switched equipment. The industry is converging on a single vision based on IP technology to lower costs and handle exploding data traffic. However, traditional carriers will have trouble catching up, as they would have to write off huge investments made in traditional circuit switched networks designed to carry voice.

         Planned Expansion and Future Business Activities

         The Company has developed an overall plan for expanding its existing business and enhancing its business through other related IP activity. Our expansion plans are dependent upon our ability to secure additional debt or equity financing. We are unable to determine when, if at all, such financing may be obtained or the amounts, levels and terms upon which such financing may be obtained. This uncertainty will have an effect on the timing of the implementation of our future growth plans. The areas of our additional activity are therefore largely proposed and intended.

         We plan to phase in the building of up to 15 Network Access Points
(NAPs) in 13 countries to enable us to provide Latin American ISPs, TSPs and the PTT, a local "in-country" forum for exchanging Internet and other IP-based traffic. These planned centers will also serve as our distribution nodes for our IP-based product offering. Our strategy is based on our goal of eliminating "backhauling", thereby providing value to our customers. At the present time, service providers to Latin America purchase their connectivity to the Internet from a variety of suppliers who are either United States based or Latin American based providers who purchase their Internet access from United States providers. The result of this is that all Internet traffic whether it is web site access, e-mail or file transfer, first goes to the United States and then back to Latin America, even if both of the originating and destination points are both in Latin America. This practice is called "backhauling" and causes a number of problems for the Latin American providers, ranging from increased exposure to latency, higher packet failure and retry rates to increased cost resulting from the need to buy additional capacity to backhaul the data.

         The Company believes that its planned IP service centers will overcome the backhauling problems and become a forum for the exchange of Internet and other IP-based traffic. Our planned IP service centers will also be able to provide other value added services, including Tier 1 Internet access, caching, web site mirroring, and network management services.

         Our business model, yet to be implemented and dependent upon factors, many of which are beyond the Company's control, is dependent upon our ability to establish strategic alliances with qualified in-country service providers for the deployment of the IP service centers. We intend to accomplish this through joint venture relationships to be pursued with qualified service providers having proper licenses, an established network and an in-house sales and support organization.

         Our initial NAP focus will be on the Mexican market, which is presently the predominant source of our revenue.

         The implementation of our proposed additional business activities, and hence the need for further additional capital, will be our creation of additional switching and transmission facilities in which we will increase fiber optic and satellite capacity for the provisioning of voice, video, data and Internet services. Our objectives in making the necessary capital investment to create these facilities will be to provide on-net capacity to allow growth in the Mexican voice service business, increase profitability for switched services by reducing the amount of traffic terminated by other long distance carriers, and the use of the expanded network as a platform to support advanced bandwidth-intensive data and Internet applications.

GLOBALNET'S SERVICES

         Current Services

         The following are the services that GlobalNet currently offers to Tier 1 and Tier 2 U.S. carriers and Latin American TSPs:

         - Voice over IP (VoIP). GlobalNet provides international providers voice and fax termination to Mexico, Central and South America. The Company's competitive advantage to these destinations is the result of unique, bilateral relationships, which it has cultivated with incumbent and emerging carriers in the respective countries. GlobalNet competes in other worldwide destinations through aggressively managed carrier traffic exchange agreements. High volume, active network management and aggressive acquisition and sale of international routes have all been key elements to the success of the international carrier program. With high quality VoIP routes to Latin America, GlobalNet will continue to grow the carrier program by executing new interconnect agreements with domestic U.S. and international carriers.

         - Bi-Directional Switched Voice and Fax. GlobalNet provides international voice and data services over its private IP network to international carriers and service providers throughout Mexico, Central and South America. GlobalNet is able to offer international carriers the ability to route international voice and fax calls over its IP backbone to the United States and the rest of the world at reduced costs while providing reliable, high quality service via new technology. Many carrier customers have become strategic partners of GlobalNet's, enabling the Company to gain direct access to the strategic partner's network. This reduces GlobalNet's cost for international traffic termination. The result is a mutually beneficial relationship for both parties. These partnerships provide GlobalNet with access to several large customer bases. GlobalNet will continue to expand its reach into these regions by attracting emerging carriers and ISP's through ongoing sales and marketing efforts.

         - IP Hosting. GlobalNet recently began offering IP Hosting to give international carriers and other communication service providers quick entry into the rapidly expanding IP market. Services such as international voice, fax and enhanced data services can expand the customer's existing product offering and give-accelerated access to a worldwide network without capital expenditures or the risk of technological obsolescence. Carriers are provided the necessary IP equipment and network access to originate and terminate traffic. This access-replacing network can be scaled and the bandwidth matched to meet the customer's requirements. Customers are charged flat, recurring fees for international origination and termination and for the equipment provided. Rates will vary depending on the scale and service level plan established. GlobalNet will grow this segment by exploiting the "One Stop Shop" approach for voice, fax and data services.

         - Prepaid Phone Cards. GlobalNet discontinued its prepaid calling card program to Mexico at the beginning of the fourth quarter of 2000 due to lack of profitability of the program. Prepaid card revenues were $590,000 in the fourth quarter of 2000. Prepaid card revenues for the year ended December 31, 2000 were approximately $16,201,000.

         Planned Services

         The following are some of the future services that GlobalNet plans to offer to the Latin American ISPs, TSPs, PTTs and SMEs through its IP Service Centers. The development and timing of the services below is dependent on our ability to obtain additional debt or equity financing.

         - Peering. Peering gives ISP's, TSP's and the PTT the ability to exchange Internet and other IP-based traffic in-country rather than having to backhaul the traffic to the U.S.

         - Premium Internet Connectivity. The IP Service Centers will make connectivity, normally a commodity product, a premium service by giving companies a single point for peer level access to the majority of Tier One Internet service providers.

         - Caching. GlobalNet's caching capability will reduce bandwidth requirements by storing commonly accessed pages and data at the IP Service Center, thereby speeding up the user's response time. This product will be sold with connectivity.

         - Mirroring. GlobalNet's mirroring capability will replicate existing Latin American sites in the U.S., thereby providing redundancy to a business enterprise's mission critical applications and web sites.

         - Network Management. GlobalNet's network management services will enable customers to outsource the monitoring and management of their Internet network with guaranteed reliability and performance.

         - Unified Messaging. Unified Messaging allows the integration of voicemail, e-mail, fax and paging in one mailbox. This "unified" mailbox is accessible from multiple sources including telephone, cell phone, browser, pager, etc.

         - "Z-Phone". The Company recognizes the large market demand for Internet users to have the ability to place phone calls over the Internet through their computers. The "Z-Phone" product will incorporate proprietary technology to encrypt phone calls, providing users with a secure and private connection. This service, when introduced, has the capability of becoming the next generation of Internet PC/phone-based calling.

         - "First Mile" Access. GlobalNet has developed a strategic "first mile" solution comprised of several transmission methods to access customer premises from central offices. Where economically feasible, GlobalNet will deploy wireless technology as a means of provisioning customer access. The Company's wireless solution utilizes leading-edge packet radio technology. These systems provide both point-to-point and point-to-multipoint access and support global Internet standards. This gives personal computer users high-speed access to the Internet, private or corporate Intranets and traditional telephony networks. Wireless technology allows GlobalNet to rapidly deploy IP-based access at speeds ranging from 64 Kbps (DS-0) to 100 Mbps, bypassing conventional wire line networks. GlobalNet deploys this technology using a combination of tower, wall or rooftop mounted installations. The Company believes this modular compact system offers new and existing customers an opportunity to select more enhanced services from the GlobalNet International portfolio.

         - Intra Region IP Services. Intra Region IP Services uses satellite technology operating with a native IP transport protocol. This product permits calling between Latin American Countries through satellite broadcasting with routing accomplished via IP addressing within countries.

GLOBALNET'S NETWORK

         GlobalNet currently manages its own telecommunications network utilizing the transmission capacity of several carriers. The Company is increasing the percentage of traffic it carries on its network or "on-net", enabling it to increase margins and profitability while insuring quality. In addition, the Company's use of multiple carriers increases cost efficiencies by establishing additional routing capability and guarantees sufficient capacity to support rapid growth.

         The Company's network is an IP-based platform, which provides transport and protocol for routing. Physical transport includes the Internet, fixed cost point-to-point fiber optic facilities, satellite and other international private line resources. The network has expanded by:

         - Implementing packet-based technology to replace the traditional circuit-based systems.

         - Arranging for physical satellite teleport assets and fiber optic transmission capacity.

         -  Installing additional IP transmission and switching equipment.

         These measures will provide increased cost efficiency and savings by routing a higher level of traffic on-net.

         Network Infrastructure

         GlobalNet has two Lucent Excel Exchange Plus IP gateway switches with a total capability of 34,000 ports. The New York switch serves as a gateway for refile and carrier exchange traffic, while the San Antonio switch serves as the gateway to Mexico, Central and South America and can provide prepaid calling card services. Lucent's Max TNT VOIP gateways are also used between the GlobalNet switches and the international destinations in the network providing the Company with a scaleable solution that allows the transport of voice, data, and multimedia as well as QoS assurances.

         Expanding the international backbone infrastructure is the foundation of the cost containment measures that will ensure a continuing competitive price structure by increasing "on-net" capability. The Company is in the process of complementing its Internet and terrestrial services transport using satellite transponders and teleports to cover the Latin American market. Leased private lines and other terrestrial facilities will carry traffic where economically feasible. The Company believes that satellite assets, appropriately deployed and opportunity driven, can provide significant advantages in the market. The Company's satellite resources are comprised of "C" and "KU" band on a variety of satellites whose coverage is directly coincident with the targeted markets in Latin and North America.

         A significant feature of satellite packet technology is its versatility in supporting multiple applications throughout the region. The underlying transport protocol is Internet Protocol (IP), which enables the systems to perform a virtual circuit switch function based on IP routing within the region.

         The Company also has a fully operational research and development lab in Marietta, Georgia. The lab is used to develop and test products prior to launching by duplicating the network fabric for advanced troubleshooting scenarios in a controlled environment. The lab gives GlobalNet the ability to develop leading edge products and expedite the rollout schedule for those products by simulating real-world conditions.

         Network Management and Information Systems

         The Company's network management and information systems enable it to:

         - Economically and efficiently route traffic over the GlobalNet network and the networks of other carriers.
         - Offer reliable services with high call completion rates and voice quality.
         -  Manage an advanced voice, data and video multi-service IP platform.

         These systems, particularly their ability to provide flexible, high quality service to international destinations, provide the Company with a competitive advantage relative to many other providers of telecommunications services. The Company monitors its network and initiates changes to the overall switch network and traffic routing where appropriate to optimize routing and minimize costs. Because a substantial portion of the traffic carried terminates internationally and completions vary by carrier, the Company monitors the completion efficiencies of its suppliers. The Company's network is configured with Common Channel Signaling System 7 ('SS7'). This technology reduces voice call setup, connect time delays and provides additional technical capabilities and efficiencies for call routing and network engineering.

         GlobalNet recently completed the deployment of its proprietary systems management software - codenamed INTE-GRATE - that seamlessly integrates data access for sales, operations and traffic analysis functions and significantly enhances customer service. The INTE-GRATE system features a central data source that eliminates duplicate entry of information and provides GlobalNet personnel with readily accessible, real-time data to meet customer needs. Additionally, INTE-GRATE tracks rapidly changing vendor costs to determine the most cost-effective routing and loading the new information into the network with minimal manual intervention. The system permits GlobalNet to make substantial routing changes in order to take advantage of pricing changes.

         GlobalNet has also deployed an advanced suite of applications to monitor faults and availability of services throughout its rapidly expanding high-speed "Voice-over-Internet-Protocol" (VoIP) service network. These network applications provide real-time, proactive monitoring of faults throughout the GlobalNet infrastructure, allowing network engineers and operations personnel to address potential problems before they cause disruptions in service. In addition, the system provides GlobalNet with the capability of generating detailed network performance analysis reports that will assist in determining which services and customers could potentially be affected by problems on the network today and in the future.

SIGNIFICANT CUSTOMERS

         A significant portion of the Company's revenues are concentrated among a few large customers. For the year ended December 31, 2000, the largest customer of the Company represented 23% of total revenue, while the next three largest customers represented 55% of total revenue. The three largest customers of the Company represented 96% of total revenue for each of the years ended 1999 and 1998. The loss of any of the foregoing customers would have a significant adverse impact on the Company.

         Further discussion relating to the relationship between the Company and its significant customers may be found in Part I, Item 1 of this Form 10-K under the subheading, "Our Revenue Would Decline Significantly If We Lose One Or More Of Our Most Significant Customers" under the heading, "Risk Factors," which information is hereby incorporated by reference.

COMPETITION

         The international telecommunications market is highly competitive. The principal competitive factors include price, quality of service, network capacity, geographic coverage, reliability of the network and customer service.

         Competition comes from:

         - global carriers such as AT&T, MCI WorldCom, Telefonica and Telmex that operate large legacy networks, and
         - newer IP-based providers such as ITXC, IBasis, GRIC and Deltathree.com that utilize the Internet to transport traffic.

         GlobalNet is uniquely positioned to bridge the gap, occupying a lucrative niche between the two sets of competitors. The Company is similar to other IP providers in that it utilizes the Internet to transport voice and data, but has an added advantage in that it will be able to provide a broader range of high-end services as a result of its privately owned, IP-based network. The Company is currently taking and will continue to take steps to respond to the competitive pressures being placed on its IP-based network services as a result of the recent innovations in the transport of voice and data over the Internet. The Company's future consolidated operating results and financial condition are substantially dependent on its ability to continue to develop improvements to its IP-based network in order to maintain perceived functional advantages over competing service providers.

         Further discussion relating to the competitive conditions of the international telecommunications market and the Company's competitive position in the market place may be found in Part I, Item 1 of this Form 10-K under the subheading, "We May Not Be Able To Succeed In The Intensely Competitive Market For Our Services" under the heading "Risk Factors," which information is hereby incorporated by reference.

RESEARCH AND DEVELOPMENT

         Network research and development expenses include the expenses incurred in the development, expansion, operation and support of the Company's global IP network. These expenses consist primarily of the fixed monthly cost of the leased lines that comprise the Company's network, the salary and payroll related taxes of the employees directly involved in the development and operation of the network and the expenses incurred in the development and support of the Company's proprietary software. The Company continues to develop new technologies and services and to enhance existing services. Network research and development expenses increased by approximately $3,022,000, from $129,000 for the year ended December 31, 1999 to $3,151,000 for the year ended December 31, 2000. The increase in network research and development expenses is primarily due to the increase in the personnel needed to expand, develop and support the Company's global network.

EMPLOYEES

         As of December 31, 2000, GlobalNet employs 27 people of which 11 are located in the Company's corporate offices in Lombard, Illinois, 11 in Marietta, Georgia and 5 in San Antonio, Texas.

         The Company has 9 employees in engineering, 7 employees in operations, 2 employees in sales and marketing and 9 employees in general and administrative positions.

         None of the Company's employees are parties to any collective bargaining agreements, and the Company considers its relationship with its employees to be good.

FOREIGN AND DOMESTIC OPERATIONS AND GEOGRAPHIC DATA

         Information regarding financial data by geographic area and the risks associated with international operations is set forth in Part II, Item 8 of this Form 10-K at Note 12, under the heading "Geographic and Business Segment Information," and in Part I, Item 1 of this Form 10-K under the subheadings "International Governmental Regulation And Legal Uncertainties Could Limit Our Ability To Provide Our Services Or Make Them More Expensive" and "Our Operations In Mexico And Latin American Countries May Be Less Profitable Than We Have Anticipated" under the heading "Risk Factors," which information is hereby incorporated by reference.

RECENT DEVELOPMENTS

Equipment Leases

         In April 2000, we entered into a $10,000,000 credit facility with General Electric Capital Corporation to finance the lease of Lucent Technologies telecommunications network and data transmission equipment. The Company had six months from the time of the closing to finance equipment under the facility. The total financed amount equal in the aggregate $6,951,000 of which approximately $6,592,000 was outstanding as of December 31, 2000. Each lease bears interest at an annual rate of 13.2% for a term of 36 months. In December 2000, the Company drew down an additional $340,000 for equipment that was delivered in January 2001.

         In October 1999, we entered into certain capital leases for network equipment. The equipment which was leased consisted of telecommunications switching equipment and international gateway platforms. This lease bears interest at the rate of 22% per annum and is for a term of 42 months. The Company is currently attempting to refinance this lease.

         As of November 8, 1999, GlobalNet entered into capital leases with Prinvest Financial Corp. for various network equipment with respect to which GlobalNet recorded a capital lease obligation of approximately $5,268,000. A dispute currently exists between GlobalNet and Prinvest Financial Corp. with respect to compliance by GlobalNet under a financing and security agreement dated as of November 8, 1999 and a lease agreement dated as of that date. In connection with attempts to resolve the dispute, GlobalNet and Prinvest Financial Corp. entered into a forbearance agreement dated as of October 27, 2000 which provided that until the maturity date, Prinvest Financial Corp. would forebear from declaring accelerated the indebtedness of GlobalNet under these capital leases, and to forebear from exercising the remedies that relate to an acceleration under the financing agreement and the lease agreement. The maturity date has been extended, through amendment, at least three times, with the most recent extension to January 26, 2001. An additional extension has neither been negotiated or executed and Prinvest Financial Corp. has not notified GlobalNet that it has declared an acceleration, nor has Prinvest Financial Corp. sought to exercise any of its rights or remedies under the financing agreement and lease agreement. We are unable to determine what position, if any, Prinvest Financial Corp. will take. As of December 31, 2000, the amount outstanding under the capital lease facility with Prinvest Financial Corp. amounted to approximately $3,124,000. The Company is currently working with other potential lenders on the refinancing of this facility.

Private Placements and Restricted Stock

         On December 28, 2000, GlobalNet issued 775,000 shares of restricted common stock to various employees, vesting at the rate of 44% on September 15, 2001; 22% on

May 15, 2002; and 34% on May 15, 2003.

         During February 2001, the Company effected a private placement of 700,000 shares of common stock at $1.00 per share. The Company issued warrants to purchase 75,000 shares of common stock at $1.20 to various entities assisting in the placement. The Company received net proceeds at the closing in the amount of $670,000, after deducting a finder's fee of $30,000. The Company filed a registration statement on Form S-3 to register the shares sold in the placement and the warrants granted to the placement agents on April 2, 2001.

         On April 9, 2001, the Company sold a $2,000,000 convertible note to Crescent International, Ltd. Crescent International also agreed to purchase from time to time through April 9, 2002, up to $4,000,000 worth of the Company's common stock; the number of shares and the price to be determined based upon the Company's trading volume and stock price. At the closing, Crescent International made an initial purchase of 365,428 shares of the Company's common stock for an aggregate of $250,000. The Company received net proceeds at the closing in the amount of $2,140,976, after deducting certain fees to be paid to GreenLight (Switzerland) S.A., the investor representative of Crescent International; Crescent International's due diligence expenses; and a portion of Crescent International's counsel fees. The Company also paid a finder's fee of $157,500 and issued warrants to purchase 360,000 shares to J.P. Carey Securities, Inc.

         In further consideration for Crescent International entering into the transactions described above, the Company issued an Incentive Warrant to Crescent International representing the right to purchase 877,026 shares of the Company's common stock at 150% of the price at which Crescent International purchased its initial shares. The Company is required to file a registration statement on behalf of Crescent International with respect to the shares purchased by it, the shares that may result from the conversion of the note and the warrant shares.

         Additional information relating to these and other recent private placements and restricted stock is set forth in Part II, Item 5, under the subheading, "Equity Transactions," which information is hereby incorporated by reference.

RISK FACTORS

         The following is a summary of some of the risk factors which may have an impact on GlobalNet's business efforts:

Risks Related to Our Operations

WE HAVE A RELATIVELY LIMITED OPERATING HISTORY UPON WHICH TO BASE YOUR INVESTMENT DECISION, AND YOU MAY INACCURATELY ASSESS OUR PROSPECTS FOR SUCCESS.

         We were formed in 1996 as DTA Communications Network, LLC which offered telecommunications services. In May 2000, we became GlobalNet, Inc. after a reverse merger with Rich Earth, Inc. Due to our limited operating history, it is difficult for us to predict future results of operations. Moreover, we cannot be sure that we have accurately identified all of the risks to our business, especially because we use new, and in many cases, unproven technologies and provide new services. As a result, our past results and rates of growth may not be a meaningful indicator of our future results of operations. Also, our assessment of our prospects for our success may prove inaccurate.

WE HAVE A HISTORY OF OPERATING LOSSES, ANTICIPATE INCURRING LOSSES FOR THE FORESEEABLE FUTURE AND MAY NEVER BECOME PROFITABLE.

         For each of the fiscal years ending December 31, 2000, 1999 and 1998, we had operating losses of approximately $10,647,000, $2,536,000 and $111,000, respectively.

At December 31, 2000, our total current liabilities exceeded our total current assets by approximately $7,510,000. At December 31, 2000, we had an accumulated deficit of approximately $15,625,000 and a total stockholders deficit of approximately $1,485,000. While our management has addressed the conditions which have left substantial doubt about our ability to continue as a going concern, there is no certainty that we will be successful in implementing any of the plans of management to restore us to profitability or to otherwise ensure that we will be able to continue as a going concern.

FLUCTUATIONS IN OUR QUARTERLY RESULTS OF OPERATIONS THAT RESULT FROM VARIOUS FACTORS INHERENT IN OUR BUSINESS MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO FALL.

         Our revenue and results of operations have been volatile and may continue to fluctuate significantly from quarter to quarter in the future due to a number of factors, many of which are not in our control, including, among others:

         - the amount of traffic we are able to sell to our customers, and their decisions on whether to route traffic over our network;

         -     pricing pressure in the international long distance market;

         - the percentage of traffic that we are able to carry over the Internet, or over our dedicated international private circuit lines, rather than over the more costly traditional public-switched telephone network;

         - loss of arbitrage opportunities resulting from declines in international settlement rates or tariffs;

         - our ability to negotiate changes in the termination fees charged by our local providers when our margins deteriorate;

         -     capital expenditures required to expand or upgrade our network;

         - changes in call volume among the countries to which we complete calls;

         - technical difficulties or failures of our network systems or third-party delays in expansion or provisioning system problems; and

         - our ability to offer value-added services that are appealing to the market.

         Because of these factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations will be significantly lower than the estimates of public market analysts and investors. Such a discrepancy could cause the price of our common stock to decline significantly.

OUR PENDING LITIGATION COULD POTENTIALLY HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS OPERATIONS.

         The pending litigation discussed in Item 3 "Legal Proceedings" could potentially have a material adverse effect on our business operations.

OUR STOCK BASED COMPENSATION POLICY MAY RESULT IN FUTURE (NON-CASH) OPERATING LOSSES DUE TO ACCOUNTING TREATMENT WE ARE REQUIRED TO ADOPT.

         As a result of the issuance by us of certain restricted shares to officers, directors, employees and consultants, which vest over time, we have recorded approximately $9,348,000 of deferred compensation as of December 31, 2000. As the number of restricted shares representing the deferred compensation vests in years 2001, 2002 and 2003, the amortization of the fair value of these restricted shares over their vesting periods, as calculated at the time of their issuance will result in a (non-cash) charge to our consolidated statement of operations over their vesting periods, thereby increasing the amount of our (non-cash) operating expenses by the amount of such charge and resulting in an increase in the amount of our losses, if any, or decreasing the amount that would otherwise be reportable as earnings. In addition, increases in losses attributable to the stock based compensation will increase the amount of shareholders' deficit.

THE MARKET PRICE OF OUR COMMON STOCK MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS FOR REASONS OVER WHICH WE HAVE LITTLE CONTROL.

         The stock market has, from time to time, experienced, and is likely to continue to experience, extreme price and volume fluctuations. Prices of securities of Internet-related companies have been especially volatile and have often fluctuated for reasons that are unrelated to the operating performance of the affected companies. The market price of shares of our common stock has fluctuated greatly since their inception of trading on the NASDAQ Small Cap Market and could continue to fluctuate due to a variety of factors. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE AFFECTED BY THE REGISTRATION OF ADDITIONAL SHARES.

         We currently have 32,230,878 shares of common stock issued and outstanding, of which 22,270,878 shares may be deemed restricted securities, as defined under the Securities Act of 1933, as amended. These restricted securities may be sold in the future only pursuant to registration under the Securities Act or an exemption such as Rule 144 under the Securities Act of 1933, as amended. On April 2, 2001, we filed a registration statement on Form S-3 for the registration of 700,000 shares (plus an additional 75,000 shares issuable in connection with warrants) which will become eligible for immediate resale. These shares, as well as the eligibility for additional restricted shares to be sold in the future, either pursuant to future registrations under the Securities Act or an exemption such as Rule 144 under the Securities Act of 1933, as amended, may have a dilutive effect on the market for the price of our common stock.

THERE IS NO ASSURANCE THAT WE WILL REMAIN LISTED ON AN ACTIVE TRADING MARKET.

         Although our common stock is quoted on the NASDAQ Small Cap Market, there can be no assurance that we will, in the future, be able to meet all the requirements for continued quotation thereon. In the absence of an active trading market or if our common stock cannot be traded on the NASDAQ Small Cap Market, our common stock could instead be traded on the Electronic Bulletin Board or in the Pink Sheets. In such event, the liquidity and stock price in the secondary market may be adversely affected. In addition, in the event our common stock was delisted, broker-dealers have certain regulatory burdens imposed upon them which may discourage broker-dealers from effecting transactions in our common stock, further limiting the liquidity of our common stock.

THE INABILITY TO OBTAIN NECESSARY ADDITIONAL CAPITAL IN THE FUTURE ON ACCEPTABLE TERMS COULD DELAY US FROM EXECUTING OUR BUSINESS PLAN OR PREVENT US FROM DOING SO ENTIRELY.

         We expect to need additional capital in the future to fund our operations, finance investments in equipment and corporate infrastructure, expand our network, increase the range of services we offer and respond to competitive pressures and perceived opportunities. Cash flow from operations, and cash on hand may not be sufficient to cover our operating expenses and capital investment needs. We cannot assure you that additional financing will be available on terms acceptable to us, if at all. A failure to obtain additional funding could prevent us from making expenditures that are needed to allow us to grow or maintain our operations. Because GlobalNet is internally financed, increases in business can temporarily reduce the Company's working capital due to cash flow lags.

         If we raise additional funds by selling equity securities, the relative equity ownership of our existing investors could be diluted or the new investors could obtain terms more favorable than previous investors. If we raise additional funds through debt financing, we could incur significant borrowing costs. The failure to obtain additional financing when required could result in us being unable to grow as required to attain profitable operations.

WE MAY NEVER GENERATE SUFFICIENT REVENUE TO ATTAIN PROFITABILITY IF TELECOMMUNICATIONS CARRIERS AND OTHER COMMUNICATIONS SERVICE PROVIDERS ARE RELUCTANT TO USE OUR SERVICES, INCLUDING ANY NEW SERVICES, IN SUFFICIENT VOLUME.

         If the market for Internet telephony and new services does not develop as we expect, or develops more slowly than expected, our business, financial condition and results of operations will be materially and adversely affected.

         Our customers may be reluctant to use our services for a number of reasons, including:

         - perceptions that the quality of voice transmitted over the Internet is low;

         -     perceptions that Internet telephony is unreliable; and

         - our inability to deliver traffic over the Internet with significant cost advantages.

         The growth of our business depends on carriers and other communications service providers generating an increased volume of international voice and fax traffic and selecting our network to carry at least some of this traffic. If the volume of international voice and fax traffic fails to increase, or decreases, and these third-parties do not employ our network, our ability to become profitable will be materially and adversely affected.

         We cannot assure you that communications service providers and their end-user customers will be receptive to, and subscribe for, any unified communications services we are able to offer, or any other additional services we elect to deploy on our network. Any perceived problems with the reliability or functionality of any new services that we offer could discourage communications service providers from offering these services to their customers. In addition, the development of new services, such as unified communications, may require substantial capital expenditures to be made well in advance of generating any revenue from such services or demonstrating any market acceptance of such services. If carriers and communications service providers do not employ our network to offer any new services to their customers, or if their customers do not subscribe for the services when offered, our financial condition and results of operations will be materially adversely affected.

         We cannot assure you that end-users will continue to purchase services from our customers or that our customers will maintain a demand for our services.

WE MAY FACE QUALITY AND CAPACITY PROBLEMS OVER OUR NETWORK DUE TO FAILURES BY THIRD PARTIES.

         Vendors. We rely upon third-party vendors to provide us with the equipment and software that we use to transfer and translate calls from traditional voice networks to the Internet, and vice versa. We cannot assure you that we will be able to continue purchasing such equipment and software from our current vendors on acceptable terms, if at all. If we become unable to purchase from our current vendors the equipment needed to maintain and expand our network as currently configured, we may not be able to maintain or expand our network to accommodate growth and we may consequently be unable to grow revenues sufficiently to become profitable.

         Parties that Maintain Phone and Data Lines. Our business model depends on the availability of the Internet to transmit voice and fax calls, and to provide other value-added services. Third parties maintain, and in many cases own, the traditional voice networks as well as data networks and other components that comprise the Internet. Some of these third parties are national telephone companies. They may increase their charges for using these lines at any time and decrease our profitability. They may also fail to properly maintain their lines and disrupt our ability to provide service to our customers. Any failure by these third parties to maintain these lines and networks that leads to a material disruption of our ability to complete calls over the Internet could discourage our customers from using our network, which could have the effect of delaying or preventing our ability to become profitable.

         Local Communications Service Providers. We maintain relationships with local communications service providers in many countries, some of whom own the equipment that translates voice to data in that country. We rely upon these third parties to both provide lines over which we complete calls and to increase their capacity when necessary as the volume of our traffic increases. There is a risk that these third parties may be slow, or fail, to provide lines, which would affect our ability to complete calls to those destinations. We cannot assure you that we will be able to continue our relationships with these local service providers on acceptable terms, if at all. Because we rely upon entering into relationships with local service providers to expand into additional countries, we cannot assure you that we will be able to increase the number of countries to which we provide service. We also may not be able to enter into relationships with enough overseas local service providers to handle increases in the volume of calls that we receive from our customers. Finally, any technical difficulties that these providers suffer would affect our ability to transmit calls to the countries that those providers help serve.

         Strategic Relationships. We depend in part on our strategic relationships to expand our distribution channels and develop and market our services. In particular, we depend in large part on our joint marketing and product development efforts with in-country service providers to achieve market acceptance and brand recognition in certain markets. Our strategic relationship partners may choose not to renew existing arrangements on commercially acceptable terms, if at all. In general, if we lose this key strategic relationship, or if we fail to develop new relationships in the future, our ability to expand the scope and capacity of our network, and to maintain state-of-the-art technology, would be materially adversely affected.

WE MAY NOT BE ABLE TO SUCCEED IN THE INTENSELY COMPETITIVE MARKET FOR OUR SERVICES.

         The market for Internet voice, fax and other value-added services is extremely competitive and will likely become more competitive. Internet protocol and Internet telephony service providers, such as IBasis, Inc. and ITXC Corp., route traffic to destinations worldwide and compete directly with us. Also, Internet telephony service providers, such as Net2Phone, that presently focus on retail customers may, in the future enter our market and compete with us. In addition, major telecommunications carriers, such as AT&T, Deutsche Telekom, MCI WorldCom and Qwest Communications, have all entered or announced plans to enter the Internet telephony market. Many of these companies are larger than we are and have substantially greater managerial and financial resources than we do. Intense competition in our markets can be expected to continue to put downward pressure on prices and adversely affect our profitability. We cannot assure you that we will be able to compete successfully against our competitors and we may lose customers or fail to grow our business as a result of this competition.

WE ARE SUBJECT TO DOWNWARD PRICING PRESSURES AND A CONTINUING NEED TO RENEGOTIATE OVERSEAS RATES WHICH COULD DELAY OR PREVENT OUR PROFITABILITY.

         As a result of numerous factors, including increased competition and global deregulation of telecommunications services, prices for international long distance calls have been decreasing. This downward trend of prices to end-users has caused us to lower the prices we charge communications service providers for call completion on our network. If this downward pricing pressure continues, we cannot assure you that we will be able to offer Internet telephony services at costs lower than, or competitive with, the traditional voice network services with which we compete. Moreover, in order for us to lower our prices, we have to renegotiate rates with our overseas local service providers who complete calls for us. We may not be able to renegotiate these terms favorably enough, or fast enough, to allow us to continue to offer services in a particular country. The continued downward pressure on prices and our failure to renegotiate favorable terms in a particular country would have a material adverse effect on our ability to operate our network and business profitably.

A VARIETY OF RISKS ASSOCIATED WITH OUR INTERNATIONAL OPERATIONS COULD MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

         Because we provide substantially all of our services internationally, we are subject to additional risks related to operating in foreign countries. These risks include:

         - unexpected changes in tariffs, trade barriers and regulatory requirements relating to Internet access or Internet telephony;
         - economic weakness, including inflation, or political instability in particular foreign economies and markets;
         -     difficulty in collecting accounts receivable; and
         -     foreign taxes.

         These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

         During the fiscal year ended December 31, 2000, a significant portion of our revenue was generated by delivering calls to Latin America, especially Mexico. Many countries in these geographic regions have experienced political and economic instability over the past decade. Repeated political or economic instability in countries to which we deliver substantial volumes of traffic could lead to difficulties in completing calls through our regional service providers or decreased call volume to such countries.

IF WE ARE NOT ABLE TO KEEP UP WITH RAPID TECHNOLOGICAL CHANGE IN A COST-EFFECTIVE MANNER, THE RELATIVE QUALITY OF OUR SERVICE COULD SUFFER.

         The technology upon which our services depend is changing rapidly. Significant technological changes could render the equipment which we use obsolete, and competitors may begin to offer new services that we are unable to offer. We must adapt to our rapidly changing market by continually improving the responsiveness, reliability, services and features of our network and by developing new features and applications to meet customer needs. If we are unable to successfully respond to these developments or do not respond in a cost-effective way, we may not be able to offer competitive services.

WE MAY NOT BE ABLE TO EXPAND AND UPGRADE OUR NETWORK ADEQUATELY TO ACCOMMODATE FUTURE GROWTH.

         Our business requires that we handle a large number of international calls simultaneously. As we expand our operations, we expect to handle significantly more calls. We will need to expand and upgrade our hardware and software to accommodate such increased traffic. If we do not expand and upgrade quickly enough, we will not have sufficient capacity to handle the traffic and our operating performance would suffer. Consequently, we could develop a negative reputation with our customers and lose business.

IF WE FAIL TO MANAGE OUR GROWTH, WE COULD LOSE CUSTOMERS.

         We have grown rapidly to date and expect to continue to grow rapidly. In order to increase the number of our customers and the size of our operations, we will need to improve our administrative, accounting and operating systems and controls. We may need to redesign several internal systems. Our attention to these matters may distract us from other aspects of our business. Moreover, failure to implement new systems and controls may hamper our ability to provide services to customers and may impair the quality of our services which could result in the loss of customers.

OUR REVENUE WOULD DECLINE SIGNIFICANTLY IF WE LOSE ONE OR MORE OF OUR MOST SIGNIFICANT CUSTOMERS.

         A significant portion of our revenues are concentrated among a few large customers. For the year ended December 31, 2000, our largest customer represented approximately $18.3 million or 23% of total revenue, while the next three largest customers represented approximately $42.8 million or 55% of total revenue. Our three largest customers represented 96% of total revenue for each of the years ended 1999 and 1998. The loss of any of the foregoing customers could have a significant adverse impact on us.

WE DEPEND ON OUR KEY PERSONNEL AND MAY HAVE DIFFICULTY RETAINING THE KEY PERSONNEL WE NEED TO EXECUTE OUR GROWTH PLANS.

         GlobalNet is presently dependent upon the executive abilities of its Chairman and Chief Executive Officer, Robert J. Donahue, its President, Daniel
M. Wickersham, and its other executive officers. Our business and operations to date chiefly have been implemented under the direction of these individuals, who presently are, and in the future will be, responsible for the implementation of our anticipated plans and programs. While we have entered into employment agreements with our principal executive officers, the loss or unavailability of the services of one or more of our principal executives would have an adverse effect on us. Given our present financial condition, we may encounter difficulty in our ability to recruit and ultimately hire any replacement or additional executive officers having similar background, experience and qualifications as those of our current executive officers.

WE WILL NEED TO ATTRACT SKILLED PERSONNEL TO EXECUTE OUR GROWTH PLANS.

         Our future success will depend, in large part, on our ability to attract, retain and motivate highly skilled employees, particularly engineering and technical personnel. Competition for such employees in our industry is intense. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining employees with appropriate qualifications. We may not be able to retain our employees or attract, assimilate or retain other highly qualified employees in the future. If we do not succeed in attracting and retaining skilled personnel, we may not be able to grow at a sufficient rate to attain profitable operations.

Risks Related to the Internet and the Internet Telephony Industry.

IF THE INTERNET DOES NOT CONTINUE TO GROW AS A MEDIUM FOR VOICE AND FAX COMMUNICATIONS, OUR BUSINESS WILL SUFFER.

         The technology that allows voice and fax communications over the Internet, and the delivery of other value-added services, is still in its early stages of development. Historically, the sound quality of calls placed over the Internet was poor. As the Internet telephony industry has grown, sound quality has improved, but the technology requires further refinement. Additionally, as a result of the Internet's capacity constraints, callers could experience delays, errors in transmissions or other interruptions in service. Transmitting telephone calls over the Internet must also be accepted as an alternative to traditional voice and fax service by communications service providers. Because the Internet telephony market is new and evolving, predicting the size of this market and its growth rate is difficult. If our market fails to develop, then we will be unable to grow our customer base and our results of operations will be adversely affected.

IF THE INTERNET INFRASTRUCTURE IS NOT ADEQUATELY MAINTAINED, WE MAY BE UNABLE TO MAINTAIN THE QUALITY OF OUR SERVICES AND PROVIDE THEM IN A TIMELY AND CONSISTENT MANNER.

         Our future success will depend upon the maintenance of the Internet infrastructure, including a reliable network backbone with the necessary speed, data capacity and security for providing reliability and timely Internet access and services. To the extent that the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it and its performance or reliability may decline thereby impairing our ability to complete calls using the Internet at consistently high quality. The Internet has experienced a variety of outages and other delays as a result of failures of portions of its infrastructure or otherwise. Any future outages or delays could adversely affect our ability to complete calls. Moreover, critical issues concerning the commercial use of the Internet, including security, cost, ease of use and access, intellectual property ownership and other legal liability issues, remain unresolved and could materially and adversely affect both the growth of Internet usage generally and our business in particular.

WE CANNOT BE CERTAIN THAT OUR ABILITY TO PROVIDE OUR COMMUNICATIONS SERVICES USING THE INTERNET WILL NOT BE ADVERSELY AFFECTED BY COMPUTER VANDALISM.

         Recently, computer vandals have caused certain leading Internet sites to shut down temporarily and have materially affected the performance of the Internet during key business hours by bombarding targeted sites with numerous false requests for data. While we do not operate any websites like those recently affected, we do rely on the Internet to deliver our international communications services. If the overall performance of the Internet is seriously downgraded by such website attacks or other acts of computer vandalism, our ability to deliver our communication services over the Internet could be adversely impacted, which could cause us to have to increase the amount of traffic we have to carry over alternative networks, including the more costly public-switched telephone network. In addition, traditional business interruption insurance may not cover losses we could incur because of any such disruption of the Internet. While some insurers are beginning to offer insurance products purporting to cover these losses, we do not have any of this insurance at this time.

INTERNATIONAL GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES COULD LIMIT OUR ABILITY TO PROVIDE OUR SERVICES OR MAKE THEM MORE EXPENSIVE.

         The regulatory treatment of Internet telephony outside of the United States varies widely from country to country. A number of countries currently prohibit or limit competition in the provision of traditional voice telephony services. Some countries prohibit, limit or regulate how companies provide Internet telephony. Some countries have indicated they will evaluate proposed Internet telephony service on a case-by-case basis and determine whether to regulate it as a voice service or as another telecommunications service, and in doing so potentially imposing settlement rates on Internet telephony providers. Finally, many countries have not yet addressed Internet telephony in their legislation or regulations. Increased regulation of the Internet and/or Internet telephony providers, or the prohibition of Internet telephony in one or more countries, could limit our ability to provide our services or make them more expensive.

         In addition, as we make our services available in foreign countries, and as we work to enable sales by our customers to end-users in foreign countries, such countries may claim that we are required to qualify to do business in that particular country, that we are otherwise subject to regulation, including requirements to obtain authorization, or that we are prohibited in all cases from conducting our business in that foreign country. Our failure to qualify as a foreign corporation in a jurisdiction in which we are required to do so or to comply with foreign laws and regulations could seriously restrict our ability to provide services in such jurisdiction, or limit our ability to enforce contracts in that jurisdiction. Our customers also currently are, or in the future may become, subject to these same requirements. We cannot assure you that our customers are currently in compliance with any such requirements or that they will be able to continue to comply with any such requirements. The failure of our customers to comply with applicable laws and regulations could prevent us from being able to conduct business with them. Additionally, it is possible that laws may be applied by the United States and/or other countries to transport services provided over the Internet, including laws governing:

         -  sales and other taxes;
         -  user privacy;
         -  pricing controls;
         -  characteristics and quality of products and services;
         -  consumer protection;
         - cross-border commerce, including laws that would impose tariffs, duties and other import restrictions;
         -  copyright, trademark and patent infringement; and
         - claims based on the nature and content of Internet materials, including defamation, negligence and the failure to meet necessary obligations.

         If foreign governments or other bodies begin to regulate or prohibit Internet telephony, this regulation could have a material adverse effect on our ability to attain or maintain profitability.

OUR OPERATIONS IN MEXICO AND LATIN AMERICAN COUNTRIES MAY BE LESS PROFITABLE THAN WE HAVE ANTICIPATED.

         The Company's Latin American strategy is founded on the deregulation of countries in the region. This deregulation may not occur or could be delayed in each of the targeted counties.

         Operations in each of the targeted countries will be less profitable or prevented completely if there is non-performance or malfeasance on the part of any of the partners in the targeted countries, as the Company's business plan relies on cooperation from local partnerships.

         There are additional economic risks in operating in Latin American countries. Changes in a targeted country's national or local economy could adversely impact our business. In addition, exchange rate changes in each of these countries could also negatively affect the Company.

         Political unrest or civil war is a possibility and could adversely affect the Company.

         Inherent in the strategy of selecting highly profitable emerging markets to conduct business is that these markets attract other companies seeking deregulation, and may result in markets with increased competition. This increased competition may result in reduced profitability for the Company.

THE TELECOMMUNICATIONS INDUSTRY IS SUBJECT TO DOMESTIC GOVERNMENTAL REGULATION AND LEGAL UNCERTAINTIES COULD LIMIT OUR ABILITY TO PROVIDE OUR SERVICES OR MAKE THEM MORE EXPENSIVE.

         While the Federal Communications Commission has tentatively decided that information service providers, including Internet telephony providers, are not telecommunications carriers for regulatory purposes, various companies have challenged that decision. Congress is dissatisfied with the conclusions of the FCC and the FCC could impose greater or lesser regulation on our industry. The FCC is currently considering, for example, whether to impose surcharges or other regulations upon certain providers of Internet telephony, primarily those that, unlike us, provide Internet telephony services to end-users located within the United States.

         Aspects of our operations may be, or become, subject to state or federal regulations governing universal service funding, disclosure of confidential communications, copyright and excise taxes. We cannot assure you that government agencies will not increasingly regulate Internet-related services. Increased regulation of the Internet may slow its growth. This regulation may also negatively impact the cost of doing business over the Internet and materially adversely affect our ability to attain or maintain profitability.

ITEM 2. PROPERTIES

         GlobalNet's principal executive office is located in Lombard, Illinois, where the Company leases approximately 6,700 square feet at a cost of $9,668 per month. The lease expires on February 28, 2004.

         GlobalNet's engineering department and research and development lab is located in Marietta, Georgia, where the Company leases approximately 3,700 square feet of office space. Monthly lease payments amount to $4,500 per month and the lease expires on August 31, 2001, however, it is renewable at the Company's option. We currently intend to reoccupy the space at that time.

         GlobalNet's operations department and international gateway for Latin America are located in San Antonio, Texas, where GlobalNet leases approximately 6,100 square feet of office space. The monthly lease payments amount to $4,905 per month and the lease expires on April 30, 2005.

         The Company also leases space in Garden City, New York in accordance with a co-location agreement with MCI Worldcom Network Services, Inc., where it has its international gateway for the rest of the world. Monthly payments under the co-location agreement amount to $9,100 per month and the lease expires on September 19, 2001, however, it is renewable at the option of MCI Worldcom.

         We believe our facilities are sufficient to meet our current and reasonably anticipated future requirements or that additional or substitute space will be available on commercially reasonable terms. See Note 6 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

         GlobalNet is involved in a variety of legal proceedings that affect its business. These include proceedings relating to private sales of GlobalNet's common stock, the financing arrangements with respect to our equipment leases, certain contractual disputes and other litigation proceedings. The nature of these proceedings, and the effect that adverse determinations in the proceedings could have on GlobalNet and its business, financial condition and results of operations, are described below.

Rubin v. Gushlak

         On December 26, 2000, an action entitled Rubin v. Gushlak, et. al, Case No. 00-13406, was filed in the United States District Court for the Central District of California. This action is against Myron Gushlak, a former director of GlobalNet until his resignation in April 2001, and 13 other named defendants, including GlobalNet. The action arises out of the purchase by the plaintiff of 1,000,000 shares of the Company's common stock at a price of $5 per share in a private transaction which Mr. Gushlak allegedly facilitated. The primary relief sought in the action is the rescission of the contract of purchase; and damages in the alternative. The action alleges violations of Sections 5 and 12 of the Securities Act of 1933, as amended, and alleged violations of Section 10(b) of the Securities and Exchange Act of 1934 and common law fraud. The complaint alleges that defendant Gushlak allegedly induced the plaintiff to purchase shares of GlobalNet's common stock and, in doing so, allegedly violated various provisions of the federal securities laws. While alleging various violative conduct and activity on the part of Mr. Gushlak, the complaint asserts that several of the named defendants, allegedly made untrue statements of material facts or omitted to state facts necessary to be stated in order to make certain facts stated not misleading. The complaint also alleges that GlobalNet failed to cooperate with the plaintiff in its efforts to confirm Gushlak's beneficial ownership of shares. The action is only in its formative stages and discovery or substantive proceedings have not as yet been initiated. We believe that the Company has good and meritorious defenses to the action.

         On or about April 2, 2001, the Plaintiff filed an Amended Complaint in the action, setting forth various additional allegations principally relating to alleged wrongful conduct and activity by all defendants other than the Company and setting forth affirmative specified allegations that the wrongful acts and conduct which is complained of was allegedly undertaken and carried out by all defendants other than GlobalNet. The only specific allegation relating to the Company is that the Company had not cooperated with the Plaintiff in Plaintiff's efforts to confirm the beneficial ownership of shares and to supply to the Plaintiff books and records of the Company's transfer agent, and otherwise failed to take action to effect the reversal of the sale of the shares to Plaintiff. The time for GlobalNet to answer the Amended Complaint has not expired, and the Company intends to make a substantive motion seeking dismissal of the Complaint, as well as other relief.


The Selway Group Inc.

         On November 20, 2000, an action was initiated in the United States District Court for the Northern District of Illinois against GlobalNet by the Selway Group Inc. This action alleges that the plaintiff is owed 3% of the gross revenues derived by GlobalNet from a telecommunications intercommunication agreement entered into between GlobalNet and Protel, S.A. de C.V. The action seeks unspecified monetary damages in excess of the monetary federal jurisdictional limit. GlobalNet has moved to dismiss the complaint for lack of jurisdiction and, at the present time, the motion remains before the court. GlobalNet believes that it has good and meritorious defenses to this action which it intends to assert if the court determines that jurisdiction exists. The action is in its formative stages and no discovery or other substantive proceedings in the action have been undertaken.

Justice Telcom Corporation

         On January 2, 2001, GlobalNet commenced an action in the Supreme Court of the State of New York against Justice Telcom Corporation a/k/a Justice Technology Corp. for the non-payment of services rendered by GlobalNet. Subsequent to the commencement of this action, GlobalNet learned that a company known as Total Access.com Inc. allegedly purchased the assets and liabilities of Justice Telecom. Pending settlement discussions, GlobalNet granted an extension of time to answer to February 19, 2001. No answer has been received by GlobalNet, nor have there been any communications to GlobalNet relating to the settlement discussions. GlobalNet has applied to the court for a default judgment in the amount of $109,309.

North American Gateway Inc.

         On January 2, 2001, GlobalNet commenced an action in the Supreme Court of the State of New York against North American Gateway Inc. for the non-payment of services rendered by GlobalNet. The defendant defaulted in appearing or answering, and GlobalNet has applied to the court for a default judgment in the amount of $99,798.

Wholesale Telecom Corporation

         On December 23, 2000, GlobalNet commenced an action in the Supreme Court of the State of New York against Wholesale Telecom Corporation for the non-payment of services rendered by GlobalNet in the amount of $563,578. The defendant has sought to dismiss the action on various jurisdictional grounds and to otherwise stay the action pending arbitration. The motion presently remains outstanding before the court, which has not issued its decision. This action is only in the formative stages and no discovery or other proceedings have been initiated.

Other Litigation

         We are involved in various other legal proceedings which arise in the normal course of business. These matters include contract disputes and other matters. We could incur significant legal fees in connection with these matters but based upon currently available information, GlobalNet believes that the resolution of these cases is not likely to have a material adverse effect on our business, financial position or future results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         Our common stock is listed and traded on the NASDAQ Small Cap Market. For the period January 1999 through May 2000 (the pre-reverse merger period), shares of the Company traded on the Over the Counter Bulletin Board as Rich Earth, Inc., a publicly traded shell company. There are no available historical quotations for Rich Earth common stock during the pre-reverse merger period. As a result of the reverse merger between Rich Earth and GlobalNet International, Inc., shares of the Company continued to trade on the Over the Counter Bulletin Board, but under the GlobalNet name, from May 2000 through November 2000. On November 24, 2000, our common stock commenced trading on the NASDAQ Small Cap Market. The following table sets forth the high and low closing bid quotations per share on the Over the Counter Bulletin Board or NASDAQ Small Cap Market, as the case may be, based upon information supplied by The Wall Street Journal.

                     PERIOD                                  MARKET PRICE
                     ------                                  ------------
                                                      HIGH                  LOW
                                                      ----                  ---
         2000:
         Second Quarter                              $ 26.88             $ 17.25
         Third Quarter                                 25.50               15.25
         Fourth Quarter                                14.75                0.63

         2001:
         First Quarter                               $  2.77             $  0.78
         Second Quarter (through
         April 12, 2001)                                1.27                0.72

         On April 12, 2001, the last reported sale price of GlobalNet common stock on the NASDAQ Small Cap Market was $1.27. We had approximately 1,882 holders of record of our common stock on that date, including various banks and brokers holding our common stock in "street name" for the benefit of their customers.

         We have never declared or paid any cash dividends on our common stock. We presently intend to retain all future earnings for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

EQUITY TRANSACTIONS

         The Company consummated the following equity transactions, each exempt from the registration requirements under Section 4(2) and Regulation D of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder:

         During the period from March 2000 through July 2000, we sold 1,205,450 shares of common stock in two transactions. The first transaction at $10 per unit for an aggregate of $6,000,000, consisted of 600,000 shares of common stock and warrants to purchase 300,000 shares of common stock exercisable at $15 per share for a period of six months from the date of grant. The second placement of 605,450 units at $10 per unit consisted of the sale of 605,450 shares of common stock and warrants to purchase 605,450 shares of common stock, exercisable at $15 per share. We also issued warrants to purchase 310,000 shares of common stock exercisable at $15 per share to various individuals and firms assisting in these placements. The aggregate of the 905,450 warrants issued in the two private placements and the 310,000 warrants issued to the individuals and firms assisting in the private placements expired without being exercised and were no longer outstanding at December 31, 2000. On December 7, 2000, we issued an aggregate of 1,215,450 warrants, exercisable at $5 per share, to the individuals who formerly held the expired warrants. The net proceeds for the private placements amount to $11,640,106 after deducting a placement fee of $414,394.

         On May 15, 2000, GlobalNet issued an aggregate of 2,025,000 shares of restricted stock to various employees, directors and consultants, vesting at the rate of 44% on September 15, 2001; 22% on May 15, 2002; and 34% on May 15, 2003.
Of these shares, 650,000 shares were forfeited in the fourth quarter of 2000.

         On December 28, 2000, GlobalNet issued 775,000 shares of restricted common stock to various employees, vesting at the rate of 44% on September 15, 2001; 22% on May 15, 2002; and 34% on May 15, 2003.

         During February 2001, the Company effected a private placement of 700,000 shares of common stock of $1.00 per share. The Company issued warrants to purchase 75,000 shares of common stock at $1.20 to various entities assisting in the placement. The Company received net proceeds at the closing in the amount of $670,000, after deducting a finder's fee of $30,000. The Company filed a registration statement on Form S-3 to register the shares sold in the placement and the warrants granted to the placement agents on April 2, 2001.

         On April 9, 2001, we entered into a Securities Purchase Agreement with Crescent International Ltd. pursuant to which we sold, and Crescent International purchased, a $2,000,000 Convertible Note due April 9, 2004. Crescent International also agreed to purchase, from time to time through April 9, 2002, up to $4,000,000 worth of the our Common Stock; the number of shares and purchase price to be determined based upon trading volumes for our Common Stock and the market prices for our Common Stock for the 22 trading day period prior to the time a sale is to be made. At the closing, Crescent International made an initial purchase of 365,428 shares of our Common Stock for an aggregate of $250,000. Under the terms of the Securities Purchase Agreement, we may sell up to an additional $3,750,000 of our Common Stock to Crescent International at the prices and subject to the limitations as to the amount as provided for in the Securities Purchase Agreement. The Securities Purchase Agreement contains "anti-shorting" provisions that prohibit Crescent International from directly or indirectly engaging in short sales of the shares purchased, the note conversion shares and the warrant shares issued pursuant to warrants granted to Crescent International .

         GlobalNet received net proceeds at the closing in the amount of $2,140,976, after deducting certain fees to be paid to GreenLight (Switzerland) S.A., the investor representative of Crescent International; Crescent International's due diligence expenses; and a portion of Crescent
International's counsel fees. We also paid a finder's fee of $157,500 and issued warrants to purchase 360,000 shares to J.P. Carey Securities, Inc. as a finder's fee in connection with the transaction.

         At the closing, GlobalNet issued and delivered its Convertible Note payable to the order of Crescent International in the amount of $2,000,000 and due April 9, 2004. The note does not bear interest unless we are in default in delivering conversion shares to Crescent International, or fail to pay the principal of the note when due, in which case the note will bear interest at a fixed rate of 8% per annum calculated from April 9, 2001.

         GlobalNet retains the right to redeem the note at certain times and under certain circumstances at redemption prices ranging from 112.5% to 140%, depending upon the time when any notice of redemption is given. Additionally, we can force the conversion of the note into shares of our Common Stock if we meet certain requirements, including a significant appreciation in our Common Stock price.

         The holder of the note may convert the note in whole or in part at a conversion price equal to the lower of 106% of the average of the bid prices during the 10 trading days preceding April 9, 2001 and 94% of the average of the lowest three consecutive bid prices for our Common Stock for the 22 trading day period preceding a conversion date. The conversion price and the number of note conversion shares is subject to certain standard anti-dilution adjustments including reclassification, consolidation, merger or mandatory share exchange; subdivision or combination of shares; stock dividends; and the issuance of additional capital shares by us at prices less than the conversion price.

         In furtherance of the transaction, GlobalNet entered into a Registration Rights Agreement, whereby it is required to file a registration statement on behalf of Crescent International with respect to the shares purchased by it, the note conversion shares, and warrant shares issuable pursuant to warrants issued to Crescent International. Similar registration statements are to be filed for each subsequent purchase of securities made by Crescent International. The failure of GlobalNet to effect its registration statements as required under the Registration Rights Agreement may subject it to certain financial penalties.

         In further consideration for Crescent International entering into the Securities Purchase Agreement, GlobalNet issued an Incentive Warrant to Crescent International representing the right to purchase 877,026 shares of the its Common Stock at $1.0221 per share (150% of the price at which Crescent International purchased its initial shares). The Incentive Warrant is exercisable for a five-year period commencing April 9, 2001, and provides for adjustment in the price and number of warrant shares upon the occurrence of certain events triggering anti-dilution adjustments, and Crescent International may not exercise its warrant if, at the time of exercise, the number of shares that it would receive, together with all other shares of the Company's Common Stock which it beneficially owns, would result in Crescent International owning more than 9.9% of the Company's Common Stock as would be outstanding on the exercise date.

         The Company also issued a Protective Warrant to Crescent International which only becomes exercisable on the effective date of the registration statement which the Company is obligated to file relating to the initial shares purchased by Crescent International, and then only if the price for the Company's Common Stock on such effective date is lower than the price for the Company's Common Stock on the date of Crescent International's initial purchase. In such case, the Protective Warrant only becomes exercisable to purchase a number of shares determined by subtracting the amount paid by Crescent International for its initial purchase of the Company's Common Stock, i.e. $250,000, divided by the purchase price, from an amount which is equal to 250,000 divided by the price of the Common Stock for the Company as computed on the effective date of the Company's registration statement. Under the terms of the Protective Warrant, if the price for the Company's Common Stock as computed on the effective date of the registration statement filed on behalf of Crescent International is higher than the purchase price for the Company's Common Stock, as computed on the date Crescent International purchased such shares, the Protective Warrant does not become exercisable.

         The foregoing description of the private placement with Crescent International does not purport to be a complete description and is qualified in its entirety by reference to a Current Report on Form 8-K, dated April 9, 2001, filed with the Securities and Exchange Commission on April 13, 2001, which information is hereby incorporated by reference.

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below for each of the five years in the period ended December 31, 2000 has been derived from our consolidated financial statements. The consolidated financial statements for each of the three years in the period ended December 31, 2000 were audited. The consolidated financial statements for the years ended December 31, 1996 and December 31, 1997 are unaudited. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Report.

                                                                              Years Ended December 31,
                                                   ---------------------------------------------------------------------------------
                                                       1996             1997             1998             1999             2000
                                                   ------------     ------------     ------------     ------------     ------------
                                                    (unaudited)      (unaudited)
                                                   ------------     ------------
Statement of Operations Data:
  Total revenues ..............................    $       --       $    792,654     $  4,046,246     $ 24,926,891     $ 78,090,535

Income loss from continuing operations .............       --           (256,082)        (111,490)      (2,535,640)     (10,646,993)
  Net income (loss) per common share ..........                            (0.01)           (0.01)           (0.17)           (0.47)

Balance Sheet Data:
  Total assets ................................    $    241,000     $    452,518     $    210,692     $  6,605,400     $ 19,732,888

  Long-term obligations .......................            --               --               --          3,773,443        5,680,002

         Prior to May 30, 2000, when the Company completed a reverse merger, the financial results were those of GlobalNet International, Inc. (formerly DTA Communications Network, L.L.C.). After May 30, 2000, the financial results presented are ours. For a description of the reverse merger, please refer to
Note 1 to the consolidated financial statements. All per share data is calculated based upon 20,000,000 shares outstanding prior to the reverse merger on May 30, 2000 as these shares were received by the former owners of GlobalNet International, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATIONAL HISTORY

         GlobalNet was formed on May 30, 2000 as a result of a "reverse merger" transaction, whereby GlobalNet International, Inc. (GlobalNet International) merged with and into a subsidiary of Rich Earth, Inc. (Rich Earth) pursuant to an agreement and plan of merger, whereby 20,000,000 shares of Rich Earth common stock were issued in exchange for 100% of the common stock of GlobalNet International in a transaction accounted for as a reverse acquisition of Rich Earth by GlobalNet International. Prior to the reverse merger, Rich Earth was a non-operating public shell corporation with nominal assets. Following the reverse merger, the management of GlobalNet International controlled the merged company and the principal shareholders of GlobalNet International became principal shareholders of the merged company. Following the closing of the reverse merger, Rich Earth changed its name to GlobalNet, Inc. As a result of the reverse merger transaction, GlobalNet International continued as an operating entity and as a wholly-owned subsidiary of GlobalNet, Inc., and the historical financial statements of GlobalNet, Inc. replaced those of Rich Earth.

OVERVIEW

         GlobalNet provides international voice, data and Internet services over a private, managed Internet Protocol (IP) network to international carriers and other communication service providers in the United States and Latin America. GlobalNet's mission is to become the premier provider of high quality, competitively priced IP based voice, fax, and data services to Internet Service Providers (ISPs), PTT's, and other Telecommunications Services Providers (TSPs) serving the Small - Medium Enterprise (SME) Market in Latin America.

         GlobalNet was formed in 1996 to capitalize on the growth of the Internet Protocol as a communications transport medium for IP Telephony and other enhanced services. To date, the Company has focused primarily on wholesaling international voice and facsimile communications services between the United States and Latin American countries, predominately Mexico. GlobalNet has been successful in establishing and maintaining relationships with Tier 1 and Tier 2 carriers as a result of its ability to procure consistent sources of supply in the capacity constrained telecommunications corridors linking Latin America and the United States. This has been accomplished through the development of partnerships with several Latin American telecommunications companies. Leveraging these relationships, the Company has grown its revenues from $793,000 in 1997 to $78,091,000 in 2000, an annualized compound growth rate of over 350 percent.

RESULTS OF OPERATIONS

2000 COMPARED TO 1999

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

         Net revenue increased by 213% or $53,164,000, from $24,927,000 for the year ended December 31, 1999 to $78,091,000 for the year ended December 31, 2000. The increase in revenue was primarily due to the increase in number of customers as well as to the increase of the traffic from existing customers. GlobalNet's customer base increased from 11 customers in 1999 to 29 customers in 2000. Additionally, as a percentage of total revenues, the largest customer decreased from 82% in 1999 to 23% in 2000.

         In April 1999, the Company started providing prepaid phone card services. As a percentage of total revenues, prepaid card revenues represented 20.7% and 10.9% for the years ended December 31, 2000 and December 31, 1999, respectively.

         In the fourth quarter of 2000, the Company decided to exit the prepaid card business due to its lack of profitability. As a result, as a percentage of total revenues, GlobalNet's core business, the wholesale Voice over IP (VoIP), increased from 73% in the third quarter of 2000 to 98% in the fourth quarter. Wholesale VoIP revenues increased by 34.4%, from $17,223,000 for the three months ended September 30, 2000 to $23,096,000 for the three months ended December 31, 2000.

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

         Data communications and telecommunications cost increased by 194% or $49,032,000, from $25,299,000 for the year ended December 31, 1999 to $74,331,000 for the year ended December 31, 2000. This increase resulted primarily from a significant increase in traffic (consistent with the increased revenue discussed above), which in turn increased the termination costs and purchased minutes. As a percentage of net revenue, data communications and telecommunications costs decreased by 6.3 percentage points, from 101.5% for the year ended December 31, 1999 to 95.2% for the year ended December 31, 2000. The negative gross margins in 1999 were primarily due to the losses experienced by the Company's prepaid card programs.

         The gross margin for the fourth quarter of 2000 increased to $1,776,000 or 7.5% of revenues, from the 7.0% of revenues for the previous quarter. The improvement in gross margins for the quarter and the year is primarily due to the Company's addition of new direct routes and the increased competitiveness of the existing routes. Additionally, in the fourth quarter, the Company decided to exit the prepaid card business due to its lack of profitability.

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

         Network research and development expenses increased by approximately $3,022,000, from $129,000 for the year ended December 31, 1999 to $3,151,000 for the year ended December 31, 2000. The increase in network research and development expenses is primarily due to the increase in the personnel needed to expand, develop and support the Company's global network.

         Additionally, in the third quarter of 2000, the Company completed the development and initial deployment of "INTE-GRATE", an internally-developed systems management software. "INTE-GRATE" is the Company's proprietary software that integrates the data access for sales, operations and traffic analysis functions and significantly enhances customer service. This software tracks rapidly changing vendor costs to determine the most cost-effective routing and permits GlobalNet to make substantial routing changes in order to take advantage of pricing changes. The Company did not capitalize any software development costs.

SELLING AND MARKETING. Selling and marketing expenses include the expenses incurred in the development and promotion of the Company's image, products and services. Selling and marketing expenses include primarily the salaries, payroll taxes, benefits and commissions paid to the sales personnel as well as the fees paid to investor relations firms and consultants.

         Selling and marketing expenses increased from $132,000 for the year ended December 31, 1999 to $1,052,000 for the year ended December 31, 2000. The increase in selling and marketing expenses is primarily due to the addition of new sales and marketing personnel and the retention of an outside investor relations firm.

BAD DEBT EXPENSE. Bad debt amounted to $482,000 for the year ended December 31, 2000. The bad debt corresponds to three customers and represents 0.6% of total revenues. The Company did not experience any bad debt in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include the expenses incurred for general corporate functions, including administration, finance and accounting, facilities, human resources, and professional services. General and administrative expenses of $4,318,000 increased by $3,298,000 for the year ended December 31, 2000 as compared to the corresponding period in 1999.

         The increase in general and administrative expenses was primarily due to the increase in headcount and salary expense that resulted from the expansion of the Company's global network. Additionally, professional fees (i.e., accounting and legal) increased significantly as a result of the Company completing its reverse merger in the second quarter of 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses of $2,903,000 for the year ended December 31, 2000 were $2,020,000 higher than those of the corresponding period in 1999. The increase in depreciation expense is due to the acquisition of additional property and equipment. GlobalNet's property and equipment (before accumulated depreciation) increased by 151.1% or $8,054,000, from $5,332,000 as of December 31, 1999 to $13,386,000 as of
December 31, 2000.

         Additionally, in the first quarter of 2000, the Company recorded $2,000,000 of intangible assets in the acquisition of the 25% minority interest in GlobalNet L.L.C. The Company is amortizing the intangible assets on a straight-line basis over a five-year period. The amortization expense associated with the intangible assets amounted to approximately $333,000 for the year ended December 31, 2000.

NON-CASH STOCK COMPENSATION. The non-cash stock compensation expense resulted primarily from the issuance of restricted stock to certain employees, consultants and directors in May 2000. The stock was issued to motivate and retain key employees and has a vesting period of three years.

INTEREST EXPENSE. Interest expense (net of interest income) increased from $752,000 for the year ended December 31, 1999 to $1,299,000 for the year ended December 31, 2000. As a percentage of revenue, interest expense decreased from 3.0% for the year ended December 31, 1999 to 1.7% for the year ended December 31, 2000. The interest expense consists primarily of the capital leases used by the Company to finance the acquisition of new network equipment.

         The capital leases outstanding as of December 31, 2000 amounted to $9,716,000, of which approximately $6,592,000 corresponded to a credit facility with General Electric Capital Corporation and $3,124,000 to a facility with Prinvest Corp. The Company is currently negotiating other credit facilities to finance the acquisition of additional equipment and to refinance its current capital leases and reduce its financing costs.

INCOME TAXES. No income tax benefit was recorded for the year ended December 31, 2000 due to the uncertainty of the realization of deferred tax assets.

1999 COMPARED TO 1998

NET REVENUE. Net revenue increased by $20,881,000 or 516.1%, from $4,046,000 for the year ended December 31, 1998 to $24,927,000 for the year ended
December 31, 1999. The increase in net revenue is primarily due to the increase in the number of customers and the increase in the traffic from existing customers.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS. Data communications and telecommunications cost increased from $3,370,000 for the year ended December 31, 1998 to $25,299,000 for the year ended December 31, 1999 primarily as a result in the increase in the traffic handled by the Company's network.

         As a percentage of net revenue, data communications and telecommunications cost increased from 83.3% for the year ended December 31, 1998 to 101.5% for the year ended December 31, 1999. In April 1999, the Company started providing prepaid phone card services. The negative gross margins in 1999 are primarily due to the losses associated with the prepaid card programs.

NETWORK RESEARCH AND DEVELOPMENT. Network research and development expenses amounted to approximately $129,000 for the year ended December 31, 1999. In 1998, the Company was not a facility-based carrier and did not have network research and development expenses.

SELLING AND MARKETING. Selling and marketing expenses amounted to approximately $132,000 for the year ended December 31, 1999. In 1998, the Company had only four employees who work in operational, sales and marketing and administrative functions. The Company did not have a clear segregation of duties among those employees and, therefore, recorded all the expenses as "general and administrative".

BAD DEBT EXPENSE. The Company did not experience any bad debt in 1999 or 1998.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by approximately $232,000, from $788,000 for the year ended December 31, 1998 to $1,020,000 for the year ended December 31, 1999. As a percentage of net revenues, general and administrative expenses decreased from 19.5% for the year ended December 31, 1998 to 4.1% for the year ended December 31, 1999.

         The increase in general and administrative expenses in dollar terms is primarily due to the increase in headcount from four employees in 1998 to nine employees in 1999. The decrease as a percentage of total revenues is due to the significant increase in revenues in 1999.

DEPRECIATION. Depreciation expense amounted to approximately $883,000 for the year ended December 31, 1999. The Company did not record any depreciation expense in 1998 since it did not own any equipment.

OTHER EXPENSES. Other expenses (net of other income) decreased from $175,000 for the year ended December 31, 1998 to $41,000 for the year ended December 31, 1999. The amounts paid were for legal expenses related to an affiliated entity that filed for bankruptcy, and for amounts due to a creditor of the affiliated entity. Currently, there are no obligations or claims against the Company related to that affiliated entity.

INTEREST EXPENSE. Interest expense (net of interest income) increased from $8,000 for the year ended December 31, 1998 to $752,000 for the year ended December 31, 1999. The interest expense incurred in 1999 corresponds primarily to capital leases entered in that year. The Company was not leasing any equipment in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity and capital needs are primarily related to the development and implementation of our network infrastructure, our network research and development activities, our marketing efforts and our general and administrative functions. Our capital needs have been met primarily through the issuance of common stock and through equipment financing through capital leases.

         During March, April and May 2000, Rich Earth issued approximately 1,200,000 shares of common stock in connection with the sale of units to investors in two private placement transactions resulting in net proceeds of over $11.6 million. The Company acquired the cash held by Rich Earth in its merger on May 30, 2000.

         During February 2001, the Company effected a private placement of 700,000 shares of common stock at $1.00 per share. The Company received net proceeds at the closing in the amount of $670,000, after deducting a finder's fee of $30,000.

         On April 9, 2001, the Company sold a $2,000,000 convertible note to Crescent International, Ltd. Crescent International also agreed to purchase from time to time through April 9, 2002, up to $4,000,000 worth of the Company's common stock; the number of shares and the price to be determined based upon the Company's trading volume and stock price. At the closing, Crescent International made an initial purchase of 365,428 shares of the Company's common stock for an aggregate of $250,000. The Company received net proceeds at the closing in the amount of $2,140,976, after deducting certain fees to be paid to GreenLight (Switzerland) S.A., the investor representative of Crescent International; Crescent International's due diligence expenses; and a portion of Crescent International's counsel fees. The Company also paid a finder's fee of $157,500 and issued warrants to purchase 360,000 shares to J.P. Carey Securities, Inc.

         Additional information relating to these private placements is set forth in Part II, Item 5, under the subheading, "Equity Transactions," which information is hereby incorporated by reference.


         The Company maintains credit facilities with GE Capital and Prinvest Corp., to finance the lease of telecommunications network and data transmission equipment.

         GlobalNet is currently negotiating other credit facilities to finance the acquisition of additional equipment and to refinance its current capital leases and reduce financing costs. Considering the Company's deficit working capital, the Company may need to seek additional capital through the issuance of equity securities and/or facilities within the next 12 months.

CASH FLOW DATA - YEAR ENDED DECEMBER 31, 2000 AND 1999

         During the year ended December 31, 2000, net cash used in operating activities totaled $3,856,000, as compared to net cash used in operating activities totaling $265,000 in 1999. Cash used in operating activities in 2000 was primarily the result of net losses and increases in accounts receivable and other current assets. The cash loss (i.e., net loss before depreciation and amortization and non-cash compensation expense) amounted to approximately $6,543,000 and $2,395,934 for the years ended December 31, 2000 and December 31, 1999, respectively.

         Net cash used in investing activities amounted to approximately $676,000 and $241,000 for the years ended December 31, 2000 and December 31, 1999, respectively. Cash used in investing activities was primarily the result of the purchase of miscellaneous furniture and computer equipment needed to support the increase in headcount. The Company financed all its purchases of telecommunications equipment through capital leases. Purchases of telecommunications equipment amounted to approximately $7,356,000 and $5,092,000 for the years ended December 31, 2000 and December 31, 1999, respectively.

         During the year ended December 31, 2000, net cash provided by financing activities of $6,773,000 consisted principally of the $9,513,000 (net of the $2,127,000 used to purchase the 25% minority interest in GlobalNet L.L.C.) of collected proceeds from the Company's private placements, net of $2,123,000 and $617,000 of payments on capital leases and term loan obligations, respectively.

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

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This report includes "forward-looking statements" within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements and involved a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company, competitive factors, changes in costs, including termination and transmission costs, general business and economic conditions and other risk factors described herein or from time to time in the Company's reports filed with the Securities Exchange Commission. Consequently, all of the forward-looking statements made in this report, which speak only as of the date made, are qualified by these cautionary statements. See "Risk Factors" in Item 1.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have minimal interest rate risk. Our capital lease obligations contain fixed rates of interest ranging from 13.2% to 22%, which are not subject to market fluctuations.

         As all of our assets are located in the United States, we have no direct exposure related to foreign currency exchange risk. To the extent that foreign currency prices change significantly, such changes could impact our pricing decisions.

         To date, GlobalNet has not engaged in trading market risk trading instruments or in purchasing hedging instruments that could expose us to market risk (i.e., interest rate, foreign currency exchange, commodity price or equity price risk).

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT



     The Board of Directors
     GlobalNet, Inc.:


     We have audited the accompanying consolidated balance sheets of GlobalNet, Inc. and subsidiary (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GlobalNet, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has suffered recurring losses from operations and has working capital and net capital deficiencies that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note
     15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



      /s/ KPMG LLP
      -------------------
          KPMG LLP

     Chicago, Illinois
     March 12, 2001, except as to Notes 13, 15 and 16, which are as of April 9, 2001

                          GLOBALNET, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2000 and 1999

                                      ASSETS                                 2000               1999
                                                                         ------------       ------------
Current assets:
    Cash                                                                 $  2,545,459            304,626
    Restricted cash                                                           157,872            473,019
    Accounts receivable, net of allowance for doubtful
      accounts of $364,000 and $0, respectively                             5,050,121          1,199,283
    Due from related party                                                         --             41,319
    Prepaid expenses and other current assets                                 273,989            137,427
                                                                         ------------       ------------

             Total current assets                                           8,027,441          2,155,674

Property and equipment, net                                                10,038,779          4,449,726
Intangible assets, net                                                      1,666,668                 --
                                                                         ------------       ------------

             Total assets                                                $ 19,732,888          6,605,400
                                                                         ============       ============

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                     $ 11,070,623          2,925,798
    Accrued expenses                                                          431,862             94,694
    Salaries and wages payable                                                     --            176,083
    Deferred revenue                                                               --          1,582,661
    Term loan                                                                      --            617,039
    Current portion of capital lease obligations                            4,035,682          1,114,677
                                                                         ------------       ------------

             Total current liabilities                                     15,538,167          6,510,952

Capital lease obligations, net of current portion                           5,680,002          3,773,443

Stockholders' deficit:
    Common stock; 100,000,000 shares authorized, $0.001 par value;
      31,165,450 shares issued and outstanding at December 31, 2000            31,165                 --
    Additional paid-in-capital                                             23,457,290                 --
    Accumulated deficit                                                   (15,625,769)                --
    Deferred compensation                                                  (9,347,967)                --
    Members' deficit                                                               --         (3,678,995)
                                                                         ------------       ------------

             Total stockholders' deficit                                   (1,485,281)        (3,678,995)
                                                                         ------------       ------------

             Total liabilities and stockholders' deficit                 $ 19,732,888          6,605,400
                                                                         ============       ============

See accompanying notes to consolidated financial statements.

                         GLOBALNET, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                  Years ended December 31, 2000, 1999, and 1998

                                                                     2000               1999               1998
                                                                 ------------       ------------       ------------
Revenue                                                          $ 78,090,535         24,926,891          4,046,246

Operating expenses:
    Data communications and telecommunications                     74,330,916         25,298,531          3,370,153
    Network research and development (exclusive of $266,667
      for the year ended December 31, 2000 reported below as
      non-cash stock compensation)                                  3,151,171            129,454                 --
    Selling and marketing (exclusive of $46,499 for the year
      ended December 31, 2000 reported below as non-cash
      stock compensation)                                           1,051,814            131,815                 --
    General and administrative (exclusive of $2,187,214 for
      the year ended December 31, 2000 reported below as
      non-cash stock compensation)                                  4,318,335          1,020,092            787,583
    Bad debt expense                                                  482,007                 --                 --
    Depreciation and amortization                                   2,902,905            882,639                 --
    Non-cash stock compensation                                     2,500,380                 --                 --
                                                                 ------------       ------------       ------------

             Total operating expenses                              88,737,528         27,462,531          4,157,736
                                                                 ------------       ------------       ------------

             Operating loss                                       (10,646,993)        (2,535,640)          (111,490)

    Other expense                                                          --            (40,865)          (174,780)
    Interest income (expense), net                                 (1,299,452)          (752,068)            (8,070)
                                                                 ------------       ------------       ------------

             Loss before minority interest and income taxes       (11,946,445)        (3,328,573)          (294,340)

    Minority interest                                                      --             50,000                 --
    Income taxes                                                          327                 --                 --
                                                                 ------------       ------------       ------------

             Net loss                                            $(11,946,772)        (3,278,573)          (294,340)
                                                                 ============       ============       ============

    Pro forma weighted average number of shares
      outstanding                                                  25,223,877         20,000,000         20,000,000
                                                                 ============       ============       ============

    Pro forma basic and diluted loss per share                   $      (0.47)             (0.16)             (0.01)
                                                                 ============       ============       ============

See accompanying notes to consolidated financial statements.

                         GLOBALNET, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                 GLOBALNET,
                                                                                    INC.
                                       --------------------------------------------------------------------------------------------
                                              Common Stock                                                    Treasury Stock
                                       ----------------------------     Additional     Accumulated     ----------------------------
                                          Shares          Amount      paid-in-capital    deficit          Shares          Amount
                                       ------------    ------------   ---------------  ------------    ------------    ------------
Balance at December 31, 1997                     --    $         --    $         --    $         --              --    $         --

Net Loss                                         --              --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1998                     --              --              --              --              --              --

Issuance of member's interests by
subsidiary                                       --              --              --              --              --              --

Net loss                                         --              --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1999                     --              --              --              --              --              --

Exchange of members' interests
 for common stock                                --              --              --              --

Contribution by shareholders                     --              --              --              --              --              --

Issuance of restricted stock                     --              --              --              --              --              --

Exchange of common shares in
 connection with merger with Rich
 Earth, Inc.                             19,875,000          19,875      16,180,002      (3,678,997)        125,000             125

Capital of Rich Earth, Inc. at
 time of merger                          10,997,061          10,997      10,179,183              --              --              --

Issuance of common stock from
 private placement, net                     168,389             168       1,449,758              --              --              --

Forfeiture of restricted stock by
 employees upon termination                (650,000)           (650)     (5,200,000)             --         650,000             650

Issuance of restricted stock from
 treasury                                   775,000             775         581,250              --        (775,000)           (775)

Issuance of options and warrants
 to nonemployees                                 --              --         267,097              --              --              --

Amortization of deferred
 compensation                                    --              --              --              --              --              --

Net loss                                         --              --              --     (11,946,772)             --              --

                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at December 31, 2000             31,165,450    $     31,165    $ 23,457,290    $(15,625,769)             --    $         --
                                       ============    ============    ============    ============    ============    ============

                                                                                GLOBALNET
                                                                              INTERNATIONAL,
                                                                                   INC.
                                       --------------------------------------------------------------------------------------------
                                               Common Stock                                                   Treasury Stock
                                       ----------------------------     Additional     Accumulated     ----------------------------
                                          Shares          Amount      paid-in-capital    deficit          Shares          Amount
                                       ------------    ------------   ---------------  ------------    ------------    ------------
Balance at December 31, 1997                     --    $         --    $         --    $         --              --    $         --

Net Loss                                         --              --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1998                     --              --              --              --              --              --

Issuance of member's interests by
 subsidiary                                      --              --              --              --              --              --

Net loss                                         --              --              --              --              --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1999                     --              --              --              --              --              --

Exchange of members' interests
 for common stock                             2,000               2              --      (3,678,997)

Contribution by shareholders                   (215)             --              --              --             215              --

Issuance of restricted stock                    203              --      16,200,000              --            (203)             --

Exchange of common shares in
 connection with merger with Rich
 Earth, Inc.                                 (1,988)             (2)    (16,200,000)      3,678,997             (12)             --

Capital of Rich Earth, Inc. at
 time of merger                                  --              --              --              --              --              --

Issuance of common stock from
 private placement, net                          --              --              --              --              --              --

Forfeiture of restricted stock by
 employees upon termination                      --              --              --              --              --              --

Issuance of restricted stock from
 treasury                                        --              --              --              --              --              --

Issuance of options and warrants
 to nonemployees                                 --              --              --              --              --              --

Amortization of deferred
 compensation                                    --              --              --              --              --              --

Net loss                                         --              --              --              --              --              --

                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance at December 31, 2000                     --    $         --    $         --    $         --              --    $         --
                                       ============    ============    ============    ============    ============    ============

                                           DTA
                                      COMMUNICATIONS
                                       NETWORK, LLC
                                       ------------
                                          Members'       Deferred         Total
                                          deficit      compensation      deficit
                                       ------------    ------------    ------------
Balance at December 31, 1997           $   (256,082)   $         --    $   (256,082)

Net Loss                                   (294,340)             --        (294,340)
                                       ------------    ------------    ------------

Balance at December 31, 1998               (550,422)             --        (550,422)

Issuance of member's interests by
 subsidiary                                 150,000              --         150,000

Net loss                                 (3,278,573)             --      (3,278,573)
                                       ------------    ------------    ------------

Balance at December 31, 1999             (3,678,995)             --      (3,678,995)

Exchange of members' interests
 for common stock                         3,678,995              --              --

Contribution by shareholders                     --              --              --

Issuance of restricted stock                     --     (16,200,000)             --

Exchange of common shares in
 connection with merger with Rich
 Earth, Inc.                                     --              --              --

Capital of Rich Earth, Inc. at
 time of merger                                  --              --      10,190,180

Issuance of common stock from
 private placement, net                          --              --       1,449,926

Forfeiture of restricted stock by
 employees upon termination                      --       5,200,000              --

Issuance of restricted stock from
 treasury                                        --        (581,250)             --

Issuance of options and warrants
 to nonemployees                                 --         (58,388)        208,709

Amortization of deferred
 compensation                                    --       2,291,671       2,291,671

Net loss                                         --              --     (11,946,772)

                                       ------------    ------------    ------------

Balance at December 31, 2000           $         --    $ (9,347,967)   $ (1,485,281)
                                       ============    ============    ============

See accompanying notes to consolidated financial statements.

                         GLOBALNET, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2000, 1999, and 1998

                                                                                2000               1999               1998
                                                                            ------------       ------------       ------------
Cash flows from operating activities:
    Net loss                                                                $(11,946,772)        (3,278,573)          (294,340)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                          2,902,905            882,639                 --
        Provision for doubtful accounts                                          482,007
        Non-cash stock compensation                                            2,500,380                 --                 --
        Minority interest                                                             --            (50,000)                --
        Changes in assets and liabilities:
           Restricted cash                                                       315,147           (473,019)                --
           Accounts receivable                                                (4,332,845)        (1,199,283)           141,735
           Due from related party                                                 41,319            (33,375)             6,660
           Prepaid expenses and other current assets                            (136,562)          (131,949)            (5,478)
           Accounts payable                                                    8,144,825          2,478,323            329,190
           Salaries and wages payable                                           (176,083)           (66,307)            57,721
           Deferred revenue                                                   (1,582,661)         1,511,412            (96,751)
           Accrued expenses                                                      (67,819)            94,694                 --
                                                                            ------------       ------------       ------------

             Net cash provided by (used in) operating activities              (3,856,159)          (265,438)           138,737
                                                                            ------------       ------------       ------------

Cash flows from investing activities-
    purchase of property and equipment                                          (675,724)          (240,530)                --
                                                                            ------------       ------------       ------------

             Net cash used in investing activities                              (675,724)          (240,530)                --
                                                                            ------------       ------------       ------------

Cash flows from financing activities:
    Proceeds from term loan                                                           --            734,517                 --
    Repayments of principal on term loan                                        (617,039)          (117,478)                --
    Principal payments on capital lease obligations                           (2,123,153)          (203,715)                --
    Advances from Rich Earth, Inc.
     prior to merger with Rich Earth, Inc.                                       800,000                 --                 --
    Cash acquired from merger with Rich Earth, Inc.                            7,262,982                 --                 --
    Proceeds from private placements                                           1,449,926                 --                 --
    Contribution from minority interest of subsidiary                                 --            200,000                 --
                                                                            ------------       ------------       ------------

             Net cash provided by financing activities                         6,772,716            613,324                 --
                                                                            ------------       ------------       ------------

             Net increase in cash                                              2,240,833            107,356            138,737

Cash at beginning of year                                                        304,626            197,270             58,533
                                                                            ------------       ------------       ------------

Cash at end of year                                                         $  2,545,459            304,626            197,270
                                                                            ============       ============       ============

Supplemental disclosure of cash flow information -
    cash paid for interest                                                  $  1,434,000            657,374               8,070
                                                                            ============       ============       ============

Supplemental disclosure of noncash investing and financing activities:
    Payment for purchase of 25% minority interest and certain assets of GlobalNet L.L.C. by Rich Earth, Inc. on behalf
     of the Company                                                            2,127,198                 --                 --
                                                                            ============       ============       ============
    Cancellation of notes payable to Rich Earth, Inc. in connection
     with Merger with Rich Earth, Inc.                                         2,927,198                 --                 --
                                                                            ============       ============       ============
    Equipment acquired under capital leases                                    7,355,704          5,091,835                 --
                                                                            ============       ============       ============

See accompanying notes to consolidated financial statements.

                         GLOBALNET, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999



  (1)   NATURE OF ORGANIZATION AND BUSINESS

        GlobalNet, Inc. ("GlobalNet" or the "Company") provides global telecommunications, including high quality voice, fax, and other value-added applications over the Internet and other networks.

        GlobalNet was formed on May 30, 2000, when GlobalNet International, Inc. ("GII") merged with a subsidiary of Rich Earth, Inc. ("Rich Earth") pursuant to an agreement (the "Merger Agreement") whereby 20,000,000 shares of Rich Earth common stock were exchanged for 100% of the common stock of GII in a transaction accounted for as a reverse acquisition ("Merger") of Rich Earth by GII using the purchase method of accounting. Prior to raising approximately $2.5 million to fund an acquisition by GII in a contemplated transaction as described herein, Rich Earth was a non-operating public shell corporation with nominal assets. GII management now controls the combined company after the transaction. After the closing of the merger, Rich Earth changed its name to GlobalNet, Inc.

        As a result of the reverse merger, the operating entity, GII, will continue as the operating entity under the GlobalNet, Inc. name, and its historical financial statements will replace those of Rich Earth.

        GII was formed in March 2000, when the members of DTA Communications Network, L.L.C. ("DTA") exchanged their members' interests in DTA for common stock of GII, a newly formed C-corporation ("Reorganization"). DTA was organized in Illinois on May 22, 1996 as a limited liability company. On April 20, 1999, DTA and a Texas limited liability company formed an Illinois limited liability company, later named GlobalNet L.L.C. DTA's interest in GlobalNet L.L.C. was 75% at December 31, 1999. GlobalNet L.L.C. was formed to provide wholesale carrier voice and fax, value-added applications, and third-generation application service provider (ASP) products via an international Internet protocol-based network.

        On March 6, 2000, DTA agreed to purchase and subsequently did purchase the remaining 25% minority interest and certain assets from the minority owner of GlobalNet, L.L.C. for $2,000,000 and $127,198, respectively. The purchase of the minority interest increased DTA's interest in GlobalNet L.L.C. to 100% and was accounted for under the purchase method of accounting. The assets acquired have been recorded at their estimated fair values at the date of acquisition. The acquired customer base related to the transaction was $1,000,000 and is being amortized over a period of five years. Goodwill related to the transaction was $1,000,000 and is being amortized over a period of five years. The effect on the pro forma results of operations had the acquisition occurred at the beginning of 2000 was not significant.

        The Company is subject to risks and uncertainties common to growing telecommunications-based companies, including rapid technological changes, low costs to customers of switching from carrier to carrier, failed alliances, and pricing pressures in the international long distance market.

  (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              PRINCIPLES OF CONSOLIDATION

              The 2000 consolidated financial statements include the accounts of GlobalNet, Inc. and its wholly-owned subsidiary, GlobalNet International, Inc. and Rich Earth, Inc. from May 30, 2000, the date of acquisition.

                         GLOBALNET, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


              The 1999 consolidated financial statements include the accounts of DTA Communications Network, L.L.C., and its majority-owned subsidiary, GlobalNet L.L.C. from its date of formation in 1999, whereas the 1998 consolidated financial statements consist only of DTA Communications Network, L.L.C.

              ISSUANCE OF MEMBERS' INTERESTS BY SUBSIDIARY

              Prior to the Merger Agreement, the Company accounted for issuances of members' interests by its subsidiary as equity transactions, thereby recording the amount in excess of the parent's carrying value to members' equity.

              USE OF ESTIMATES

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

              RECLASSIFICATION

              Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2000 presentation.

              RESTRICTED CASH

              At December 31, 2000, $157,872 was held in an account which the Company's lessor had primary control of. The lessor deducts monthly payments due on the lease from this account. Additional disbursements from this account must be approved by the lessor.

              FAIR VALUE OF FINANCIAL INSTRUMENTS

              Financial instruments consist principally of cash, accounts receivable, accounts payable and capital leases. The estimated fair value of these instruments approximates their carrying value.

              ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

              The allowance for doubtful accounts receivable was $364,000 at December 31, 2000, and $-0- at December 31, 1999 and 1998. Provisions for bad debts were $482,007 for 2000 and $-0- for 1999 and 1998. Write-offs of uncollectible accounts were $118,007 for 2000 and $-0- for 1999 and 1998.

                         GLOBALNET, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


              ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

              Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, requires that long-lived assets and certain identifiable intangibles to be held and used by any entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an indication of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount, including associated intangible assets, of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on the discounted cash flows or appraised values, depending on the nature of the assets. In determining the estimated future cash flows, the Company considers current and projected future levels of income as well as business trends, prospects and market and economic conditions.

              The carrying amount of the Company's long-lived assets at December 31, 2000 and 1999 primarily represent the original amounts invested less the recorded depreciation and amortization. Management believes the carrying amount of these investments is not impaired.

              REVENUE RECOGNITION

              The Company recognizes revenue from two types of telecommunication services. The majority of the Company's revenue consists of the sale of wholesale carrier voice and fax, via an international network. Revenue is recognized as services are rendered. In order to mitigate risk of loss, several customers prepay for their services, in which case revenue is deferred and is recognized as services are rendered.

              The remaining revenue is generated from supplying underlying services, including value added applications and the use of the Company's network, to issuers of prepaid phone cards. Those issuers prepay for some or all of the services provided. Payments received in advance for such services are recorded as deferred revenue and are recognized as the prepaid phone cards are used. These cards may expire without being fully used as they have lives of up to three months after the first use. The unused value is referred to as breakage and is recorded as revenue at the date of expiration. Subsequent to October 2000, the Company no longer provided prepaid phone service.

              In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes some views of the SEC on applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The SEC believes that revenue is realized or realizable and earned when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed or determinable and collectibility is reasonable assured. The Company believes that its current revenue recognition policy complies with the SEC guidelines.

                         GLOBALNET, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


              RESEARCH AND DEVELOPMENT EXPENSES

              The Company charges research and development expenses incurred in the development, expansion, operation and support of the Company's global IP network to network research and development as incurred.

              STOCK-BASED COMPENSATION

              SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the consolidated statements of operations or disclosed in the notes to consolidated financial statements. The Company has determined that it will account for stock-based compensation for employees under the intrinsic value-based method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123. The Company accounts for stock-based compensation for nonemployees under the fair value method prescribed by SFAS No. 123.

              DERIVATIVES

              In June 1998, the Financial Accounting Standards Board issued Statement No. 133, (SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which was later amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133" and by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of FASB Statement No. 133" (collectively, the "Standard"). The Standard requires companies to record derivative instruments on the balance sheet as assets or liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes in the value of derivatives depends on the use of the derivatives and whether they qualify for hedge accounting. The Standard is required to be adopted for financial statements issued for the fiscal year ending December 31, 2001. As the Company does not currently engage in derivatives or hedging transactions, there will be no impact to the Company's results of operations, financial position or cash flows upon the adoption of SFAS 133.

              INCOME TAXES

              Subsequent to the Reorganization, the Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 ("Statement 109"), "Accounting for Income Taxes". Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

              Prior to the Reorganization, the Company operated in the form of a limited liability company and accordingly, the Company's income tax liabilities were the responsibility of its members.

                         GLOBALNET, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

              NET LOSS PER SHARE

              Basic earnings per share is based on the weighted average number of shares outstanding and excludes the dilutive effect of unexercised common stock equivalents. Diluted earnings per share is based on the weighted average number of shares outstanding and includes the dilutive effect of unexercised common stock equivalents to the extent they are not anti-dilutive.

              Shares issuable from securities that could potentially dilute basic earnings per share in the future that were not included in the computation of earnings per share because their effect was anti-dilutive were: 2,301,000 stock options, 1,215,450 warrants, and 2,150,000 shares of unvested restricted common stock at December 31, 2000.

              The pro forma weighted-average number of shares outstanding for the years ended December 31, 2000, 1999 and 1998 represent the weighted-average number of shares of GlobalNet International Inc. as if the exchange of common shares in the merger with Rich Earth, Inc. was in effect as the beginning of all periods presented.


              COMPREHENSIVE INCOME

              In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, Reporting Comprehensive Income. The Company does not have any components of comprehensive income (loss) other than its reported net loss.

(3)     INCOME TAXES

              No provision for U.S. federal and state income taxes was recorded prior to March 2000, as such liability was the responsibility of the members of DTA, rather than of the Company. As a result of the change from an L.L.C. to a C-corporation, the Company recorded an initial net deferred income tax asset of $5,825,052 to reflect the establishment of deferred tax assets and liabilities. However, due to the lack of certainty of recovery, a full valuation allowance was recorded against the initial and subsequent net deferred income taxes. The remaining provisions for income taxes for the year ended December 31, 2000 relate to the period subsequent to March 2000.

              At December 31, 2000, the Company has federal net operating loss carryforwards approximating $10,020,000. Such losses are available to offset future taxable income and expire in 2020. In addition, if certain substantial changes in the Company's ownership are deemed to have occurred, there would be an annual limitation on the amount of carryforwards which could be utilized.

                         GLOBALNET, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


        The provision for income taxes consist of the following during the year ended December 31, 2000:

                                                                      AMOUNT
                                                                      ------
        Current taxes:
           Federal                                                    $   --
           State                                                         327
                                                                      ------
            Total                                                        327
        Deferred taxes:
           Federal                                                        --
           State                                                          --
                                                                      ------
             Total                                                        --
                                                                      ------
        Provision for income taxes                                    $  327
                                                                      ======

The total tax provision for the year ended December 31, 2000 differs from the amount computed by applying the federal income tax rate of 35% to the loss before income taxes for the following reasons:

        Expected income tax benefit at federal income tax rate    $(4,181,256)
        Increase (decrease) in taxes resulting from
           State income tax benefit                                  (699,259)
           Meals and entertainment                                      7,508
           Deferred income recognized on LLC tax return            (1,056,718)
           Amortization of goodwill                                   105,000
           Change in valuation allowance                            5,825,052
                                                                  -----------
                                                                  $       327
                                                                  ===========

                         GLOBALNET, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


     Deferred tax assets (liabilities) are comprised of the following at December 31, 2000:

Deferred tax assets
  Non-cash stock compensation expense.......................  $ 1,045,975
  Professional fees related to merger.......................      627,490
  Continuing operations NOL carryforward....................    4,193,248
                                                              -----------
          Total deferred tax assets.........................    5,866,713
Valuation allowance.........................................   (5,825,052)
                                                              -----------
Deferred tax liabilities:
  Depreciation..............................................  $   (39,927)
  Federal impact of state NOL carryforward..................       (1,734)
                                                              -----------
          Total deferred tax liabilities....................      (41,661)
                                                              -----------
          Net deferred income taxes.........................  $        --
                                                              ===========

     The net change in the total valuation allowance for the year ended December 31, 2000 was an increase of $5,825,052. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these temporary differences become deductible. This assessment was performed considering the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the Company's operating losses, there is uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved.

                         GLOBALNET, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


(4)     PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                                DECEMBER 31,
                                                             2000          1999
                                                         -----------   -----------
        Leasehold improvements                           $    40,362   $        --
        Network equipment under capital leases            12,623,269     5,267,565
        Furniture and equipment                              827,360        64,800
                                                         -----------   -----------

                                                          13,490,991     5,332,365

        Less accumulated depreciation and amortization     3,452,212       882,639
                                                         -----------   -----------

                 Property and equipment, net             $10,038,779   $ 4,449,726
                                                         ===========   ===========

        Property and equipment are stated at cost. Equipment held under capital leases is stated at the lower of fair value of the asset or the net present value of the minimum lease payments at the inception of the lease. Depreciation and amortization expense is calculated using the straight-line method over the estimated useful lives of the assets which range from three to five years.

        Depreciation and amortization for the years ended December 31, 2000, 1999 and 1998 was $2,569,573, $882,639, and $-0-, respectively.
        Accumulated depreciation of assets recorded under capital leases was $3,338,965 and $877,926 at December 31, 2000 and 1999, respectively.

  (5)   INTANGIBLE ASSETS

        On March 6, 2000, DTA agreed to purchase and subsequently did purchase the remaining 25% minority interest and certain assets from the minority owner of GlobalNet L.L.C. for $2,000,000 and $127,198, respectively. As a result, the Company recorded intangible assets of $2,000,000, which are being amortized over useful lives of five years. The purchase price has been allocated $1,000,000 to acquired customer base and $1,000,000 to goodwill. The Company has recorded $333,332 of intangible asset amortization for the year ended December 31, 2000.

  (6)   LEASES AND COMMITMENTS

        The Company leases various office facilities, cars and equipment under operating leases with remaining terms of up to 4.5 years. Rent expense under operating leases was $315,658, $27,950, and $9,754 for the years ended December 31, 2000, 1999, and 1998, respectively.

        In April 2000, the Company entered into a $10,000,000 credit facility with General Electric Capital Corporation (GE Capital) to finance the lease of telecommunications network and data transmission equipment. The credit facility had a term of six months at which time any unused portions of the credit facility expired. During 2000, the Company utilized $6,950,717 under the credit facility Each lease bears interest at an annual rate of 13.2% and has a 36-month lease term. The obligations under capital leases are secured by the underlying leased assets.

                         GLOBALNET, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


        In November 1999, GlobalNet entered into capital leases with Prinvest Financial Corp. (Prinvest) for various network equipment with respect to which GlobalNet recorded a capital lease obligation of approximately $5,267,565. The leases have a 42-month term, with annual interest at a rate of 22%. The leased equipment secures all leases. The lease agreements contains a purchase option of $1 at the end of the lease. The lease is secured by a first priority interest in substantially all the Company's assets, including, but not limited to accounts receivable, general intangibles, and fixed assets. The lease is also secured by a second priority interest in the Company's assets under capital leases with other lessors.

        Future minimum lease payments under capital leases and noncancelable operating leases at December 31, 2000 are as follows:

                                                       OPERATING       CAPITAL
                                                      -----------    -----------
2001                                                  $   359,972    $ 4,877,197
2002                                                      194,200      4,943,601
2003                                                      191,887      1,844,339
2004                                                       81,411             --
2005 and thereafter                                        19,620             --
                                                      -----------    -----------

       Total future minimum lease payments            $   847,090     11,665,137
                                                      -----------

Less amount representing interest                                      1,949,453
                                                                     -----------

       Net present value of minimum lease payments                     9,715,684

Less current portion                                                   4,035,682
                                                                     -----------
Long-term portion, net of current portion                            $ 5,680,002
                                                                     ===========

        During December 2000, the Company entered into a capital lease agreement for network equipment totaling $337,194. This equipment was accepted by the Company during January 2001, which serves as the commencement date of the capital lease. The lease term is 36 months with a purchase option of $1 at the end of the term.

        Additionally, the Company renewed its operating lease for office space in Georgia for an additional six month period beginning March 1, 2001.

 (7)    RELATED PARTIES

        On June 28, 2000 (Purchase Date) and in connection with the Merger described in Note 1, an officer of the Company sold 700,000 shares of the Company's common stock to a director of the Company for $1 per share in accordance with a stock purchase agreement dated May 22, 2000, as amended on June 28, 2000.

        During 2000, the Company paid $271,997 to a law firm for legal services provided by a partner who is a director of the Company.

                         GLOBALNET, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


        During the years ended December 31, 1999, and 1998, the majority owner borrowed funds from the Company totaling $39,606, and $16,627, respectively. The majority owner repaid the funds in full during 2000. At December 31, 2000 and 1999, amounts due from the majority owner were $-0- and $41,319, respectively.

 (8)    TERM LOAN

        On October 1, 1999, GlobalNet, Inc. entered into a term loan for $734,517 at an annual interest rate of 19.75%, payable in periodic installments. In July 2000, the term loan matured and was paid in full by the Company.

 (9)    STOCKHOLDERS'EQUITY

             Common Stock

        On May 30, 2000, GlobalNet Inc. was formed when GlobalNet International, Inc. (GII) merged with a subsidiary of Rich Earth, Inc. (Rich Earth) in a transaction accounted for as a reverse acquisition of Rich Earth by GII using the purchase method of accounting pursuant to an agreement (the Merger Agreement) whereby 20,000,000 shares of Rich Earth common stock were exchanged for 100% of the common stock of GlobalNet International Inc. At the time of the Merger, Rich Earth had 9,960,000 common shares issued and outstanding.

        During the period from March 2000 through July 2000, 1,205,450 shares of common stock were issued in connection with two private placement transactions. The first private placement transaction sold 600,000 units at $10 a unit and resulted in the issuance of 600,000 common shares and grant of warrants to purchase an additional 300,000 shares of common stock at $15 per share. The second private placement transaction sold 605,450 units at $10 a unit and resulted in the issuance of 605,450 shares of common stock and the grant of warrants to purchase an additional 605,450 shares of common stock at $15 per share.

        STOCK-BASED COMPENSATION

              Warrants

        During 2000, the Company's board of directors approved and the Company issued warrants to purchase 905,450 shares of common stock at $15 per share to investors from the private placement transactions. In connection with the private placements, the Company granted additional warrants to purchase 310,000 shares of common stock at $15 per share to underwriters for services performed, resulting in a total of 1,215,450 warrants granted to "Original Warrant Holders". The warrants had a six-month expiration period and expired unexercised on November 30, 2000. The warrants were issued as part of the private placement and therefore no expense has been recorded related to these warrants.

                         GLOBALNET, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

        On December 14, 2000, the Company's board of directors authorized the grant of one warrant to purchase one share of common stock at $5 per share for each warrant the Original Warrant Holders were originally granted, for a total of 1,215,450 warrants. The warrants were fully exercisable and nonforfeitable at the date of grant and expire on November 30, 2001. The Company estimated the fair value of each warrant using the Black-Scholes option-pricing model using the following assumptions: term of one year, expected volatility of 75%, expected dividend yield of 0%, and a risk free interest rate of 5.73%. The fair value of $48,981 was recorded as expense on the date of grant. All warrants were outstanding and exercisable at December 31, 2000.

              Restricted Common Stock

        On May 15, 2000, the Company's board of directors authorized the issuance of 2,150,000 shares of restricted common stock to employees, directors, and consultants. Shares aggregating 2,025,000 were granted on May 15, 2000 at an estimated fair value of $16,200,000, which will be amortized over the vesting period of three years.

        During the fourth quarter of 2000, three employees that were granted a total of 650,000 shares of restricted common stock with an estimated fair value of $5,200,000 were terminated resulting in the forfeiture of the shares. All amounts recorded as stock-based compensation during 2000 related to these 650,000 shares were reversed in the period of forfeiture.

        On December 28 2000, the Company issued 775,000 shares of restricted common stock to employees at an estimated fair value of $581,250, which will be amortized over the vesting period. The shares vest at a rate of 44% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003.

        The Company recorded $2,291,671 of stock based compensation during 2000 related to issuances of restricted common stock. At December 31, 2000, there were 2,150,000 restricted common shares outstanding and none were vested.

              Stock Incentive Plan

        On May 3, 2000, the Company's board of directors adopted the "2000 Stock Plan," (the "Plan") under which the maximum aggregate number of shares that may be subject to option and sold under the plan is 3,000,000 shares. Under the terms of the Plan, options vest based on the vesting period as determined by the plan administrator.

        The Company granted 1,540,000 and 226,000 options to employees on May 15, 2000, and December 28, 2000, respectively. A total of 360,000 options were canceled during 2000. All employee options have a term of 5 years from the date of vesting and vest 33% on May 15, 2001, 33% on May 15, 2002 and the remainder on May 15, 2003.

                        GLOBALNET, INC. AND SUBSIDIARY
                  Notes to Consolidated Financial Statements
                          December 31, 2000 and 1999


        On May 15, 2000, the Company granted 50,000 options to members of its board of directors. These options have a term of 5 years from the date of vesting and vest 33% on May 15, 2001, 33% on May 15, 2002 and the remainder on May 15, 2003. In addition, each current non-employee Director was granted 100,000 options on September 14, 2000, and all future non-employee Directors will receive 50,000 options upon their initial elections, while all current non-employees will receive an annual grant of 25,000 options on the date of the annual stockholders' meeting. These options will vest on the second anniversary of the grant date and expire on the 10th anniversary of the grant date.

        During 2000, the Company granted 145,000 options to consultants for services provided. Options for 35,000 shares of common stock were immediately vested, while the remaining 110,000 options vest over a period of six months to three years and have terms from 5 to 10 years. The Company recorded $159,728 of non-cash stock compensation related to these options during 2000 and $58,388 was recorded as deferred compensation at December 31, 2000.

        Stock option activity for the year ended December 31, 2000, is as follows:

                                                                          WEIGHTED      WEIGHTED
                                                                          AVERAGE     AVERAGE FAIR
                                                          NUMBER OF       EXERCISE      VALUE ON
                                                            SHARES          PRICE      GRANT DATE
                                                          ----------     ----------    ----------
        Outstanding, December 31, 1999                            --             --

        Granted                                            2,661,000     $     9.43    $    5.04

        Forfeited                                           (360,000)          7.80
                                                          ----------     ----------

        Outstanding, December 31, 2000                     2,301,000     $     9.68
                                                          ==========     ==========


        The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2000:

                                                          WEIGHTED AVERAGE
                                           OPTIONS           REMAINING          WEIGHTED AVERAGE
          RANGE OF EXERCISE PRICES       OUTSTANDING      CONTRACTUAL LIFE       EXERCISE PRICE
          ------------------------       -----------      ----------------       --------------
        $ 0.75-0.77                         266,000             6.23               $     0.75

        $ 8.00                            1,285,000             6.25               $     8.00

        $ 12.00-16.00                       750,000             9.71               $    15.73
        --------------------------        ---------             ----               ----------
        $  0.75-16.00                     2,301,000             7.38               $     9.68
        ==========================        =========             ====               ==========

        There were no options exercisable at December 31, 2000

                         GLOBALNET, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

        At December 31, 2000, options to purchase 699,000 common shares were available for future grants under the Plan.

        SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants to be included in the consolidated statements of operations or disclosed in the notes to the consolidated financial statements. The Company has determined that it will continue to account for stock-based compensation for employees under the APB Opinion No. 25 and elect the disclosure-only alternative under SFAS No. 123 for options granted in 2000, using the Black-Scholes option-pricing model to estimate the fair value of the option grants.

        The following weighted average assumptions were used during 2000:

        Risk-free interest rate                                    6.40%
        Expected dividend yield                                       0%
        Expected lives                                        3.60 years
        Volatility                                                   66%

        Had compensation expense from the Company's Plan been determined consistent with SFAS No. 123, net loss and net loss per share would have been approximately as follows:

        Net loss applicable to common stockholders
                As reported                                 $11,946,772
                Pro forma                                    13,906,445
                                                            ===========
        Basic and diluted net loss per share
                As reported                                 $     (0.47)
                Pro forma                                         (0.55)
                                                            ===========

        STOCK SPLIT

        All share information has been adjusted to reflect a 10,000 to 1 exchange as a result of the Merger.

(10)    AGREEMENT WITH OPERADORA PROTEL, S.A. DE C.V.

        On August 1, 1999, the Company entered into a five-year agreement (Agreement) with Operadora Protel, S.A. DE C.V., a Mexico corporation (Protel), whereby Protel provides the platform for prepaid debit card calls and the use of its network for traffic originating and terminating between Mexico and the United States.

        In addition, the Agreement provides that Protel and GlobalNet L.L.C. agree to share equally in the gross profits generated from services provided under the agreement. Accordingly, the Company adjusts its cost of revenue to reflect each month, amounts due to or from Protel under the Agreement.

                         GLOBALNET, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

        During October 2000, the two companies agreed to terminate the Agreement. Subsequent to October 2000, the Company did not generate revenue or incur expenses related to this Agreement.

        The Company continues to conduct business with Protel to provide wholesale carrier voice and fax telecommunication services in Mexico.

(11)    CREDIT AND BUSINESS CONCENTRATIONS

        SFAS No. 105, Disclosure of Information About Financial Instruments With Off-Balance Sheet Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company maintains the majority of its cash in one financial institution.

        Although the Company has been able to significantly expand and diversify its customer base during 2000, a significant portion of the Company's revenues are still concentrated among a few large customers. In 2000, the largest customer represented 23% of total revenue while the next three largest customers represented 55% of total revenue in 2000. The three largest customers represented 96% of total revenue in 1999 and 1998. Accounts receivable from these customers were approximately $2,293,429 and $666,886 at December 31, 2000 and 1999, respectively.

        The Company currently uses one primary wholesale carrier voice and fax telecommunication services provider. Accounts payable to this supplier was $7,052,970 at December 31, 2000, net of the Company's receivable from the supplier of $517,309. An unfavorable change in this supplier's payment terms or a change in primary supplier could have an adverse effect on the Company's business and liquidity.

(12)    GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

        The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information regarding operating segments in annual financial statements and requires select information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131 is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as one operating segment- telecommunication services. The Company eliminated its prepaid phone card service during October 2000. The Company recorded revenues of approximately $16,201,000 during the year ended December 31, 2000 from the prepaid card service.

                         GLOBALNET, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2000 and 1999


     Data relating to the Company's operations by geographic area is set forth below:


                           UNITED STATES         MEXICO         OTHER        TOTAL
     2000
      Revenues              $        --         37,312,408    40,778,127   78,090,535
      Identifiable assets    10,038,779                 --            --   10,038,779

     1999
      Revenues                       --         12,565,945    12,360,946   24,926,891
      Identifiable assets     4,449,726                 --            --    4,449,726

     1998
      Revenues                       --          4,046,246            --    4,046,246
      Identifiable assets            --                 --            --           --

     The Company's revenues are primarily generated by providing telecommunication services to Mexico and other Latin America countries on behalf of the Company's customers. However, all of the tangible assets of the Company are located in the United States.

(13) LITIGATION

     The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of the following asserted and potential litigation and other potential legal proceedings will not have a material adverse effect on its business, financial condition, results of operations, or liquidity of the Company.

     Rubin v. Gushlak - On December 26, 2000, an action entitled Rubin v. Gushlak, et al, Case No. 00-13406, was filed in the United States District Court for the Central District of California, which was subsequently amended on April 2, 2001. This action is against Myron Gushlak, a director of GlobalNet until his resignation on April 4, 2001, and thirteen other named defendants, including GlobalNet. The action arises out of the purchase by the plaintiff of 1,000,000 shares of the Company's common stock at a price of $5 per share in a private transaction which Mr. Gushlak allegedly facilitated. The primary relief sought in the action is the rescission of the contract of purchase; and damages in the alternative. The complaint alleges that defendant Gushlak allegedly induced the plaintiff to purchase shares of GlobalNet's common stock and, in doing so, allegedly violated various provisions of the federal securities laws. The complaint also alleges that GlobalNet failed to cooperate with the plaintiff in its efforts to confirm Gushlak's beneficial ownership of shares. The action is only in its formative stages and discovery or substantive proceedings have not as yet been initiated.

                         GlobalNet, Inc. and Subsidiary

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

     The Selway Group, Inc. -- On November 20, 2000, an action was initiated in the United States District Court for the Northern District of Illinois against GlobalNet by the Selway Group Inc. This action alleges that the plaintiff is owed 3% of the gross revenues derived by GlobalNet from a telecommunications intercommunication agreement entered into between GlobalNet and Protel, S.A. de C.V. The action seeks unspecified monetary damages in excess of the monetary federal jurisdiction limit. GlobalNet has moved to dismiss the complaint for lack of jurisdiction and, at the present time, the motion remains before the court. GlobalNet believes that it has good and meritorious defenses to this action which it intends to assert if the court determines that jurisdiction exists. The action is in its formative stages and no discovery or other substantive proceedings in the action have been undertaken.

     Prinvest Financial Corp. -- As of November 8, 1999, GlobalNet entered into capital leases with Prinvest Financial Corp. (Prinvest) for various network equipment with respect to which GlobalNet recorded a capital lease obligation of approximately $5,268,000. A dispute currently exists between GlobalNet and Prinvest Financial Corp. with respect to compliance by GlobalNet under a financing and security agreement dated as of November 8, 1999 and a lease agreement dated as of that date. As of December 31, 2000, the amount outstanding under the capital lease facility with Prinvest Financial Corp. amounted to approximately $3,124,000. In an attempt to resolve the dispute, GlobalNet and Prinvest entered into a forbearance agreement on October 27, 2000 whereby Prinvest would forebear from declaring acceleration of the indebtedness of GlobalNet under these leases. This forbearance agreement expired on January 26, 2001. As of April 9, 2001, no formal proceedings have been initiated.

                         GLOBALNET, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999


(14)    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        The following tables set forth an unaudited summary of quarterly financial data for the years ended December 31, 2000 and 1999. This quarterly information has been prepared on the same basis as the annual consolidated financial statements and, in management's opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for a full fiscal year.

        2000                                      FIRST          SECOND           THIRD          FOURTH
                                                 QUARTER         QUARTER         QUARTER         QUARTER
                                               ------------    ------------    ------------    ------------
        Total revenues                         $ 14,486,390    $ 16,283,132    $ 23,635,285    $ 23,685,728
        Operating expenses                       14,929,518      19,926,349      26,767,990      27,113,671
        Operating loss                             (443,128)     (3,643,217)     (3,132,705)     (3,427,943)
        Net loss                                   (725,575)     (3,899,091)     (3,492,707)     (3,829,399)
        Pro forma basic and diluted loss
            per share                                 (0.04)          (0.17)          (0.12)           (0.13)

        1999                                      FIRST          SECOND           THIRD          FOURTH
                                                 QUARTER         QUARTER         QUARTER         QUARTER
                                               ------------    ------------    ------------    ------------
        Total revenues                         $  1,639,078    $  3,289,554    $  5,517,418    $ 14,480,841
        Operating expenses                        1,637,937       3,248,054       6,233,789      16,342,751
        Operating income (loss)                       1,141          41,500        (716,371)     (1,861,910)
        Net income (loss)                             6,141         (58,220)     (1,025,658)     (2,200,836)
        Pro forma basic and diluted loss
            per share                                  0.00           (0.00)           (0.05)         (0.11)

(15)    MANAGEMENT'S PLANS AND INTENTIONS FOR CONTINUING OPERATIONS

        The Company has negative working capital at December 31,2000 and has experienced negative operating cash flows as well as continuing net losses since its inception in 1996. This raises substantial doubt about the Company's ability to continue as a going concern.

        Management is exploring different alternatives to address the Company's short-term and long-term financing needs. Such alternatives include issuing stock in private placements, securing additional vendor financing and securing a working capital credit facility. As discussed in Note 16, the Company recently closed two private placements generating net proceeds of approximately $2,811,000. Additionally, the Company has a commitment from an existing shareholder to purchase an additional $3,750,000 worth of common stock subject to certain trading volume and stock price conditions. There can be no assurances, however, these funds will be sufficient, or that the Company will be successful in completing additional private placements or in securing additional financing.

        Management continues to believe that the Company is well suited to take advantage of the current market opportunities. The Company will continue to aggressively pursue business in higher-margin geographic regions, increase margins and monitor costs in order to accelerate its path to profitability.

                         GLOBALNET, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

(16)    SUBSEQUENT EVENTS

          February Private Placement

        During February 2001, the Company effected a private placement of 700,000 shares of common stock at $1 per share. The Company issued warrants to purchase 75,000 shares of common stock at $1.20 to various entities assisting in the private placement. The Company received net proceeds at the closing in the amount of $670,000, after deducting a placement fee of $30,000. The Company filed a registration statement on Form S-3 to register the shares sold in the placement and the warrants granted to the placement agents on April 2, 2001.

          April Private Placement

        On April 9, 2001 (Closing Date), the Company entered into a securities purchase agreement (Agreement) whereby the Company issued a $2,000,000 convertible note and the purchaser agreed to purchase from time to time through April 9, 2002, up to $4,000,000 of the Company's common stock. The number of shares and the price is to be determined based upon the Company's average current trading volume and stock price as defined in the Agreement. On the Closing Date, the purchaser made an initial purchase of 365,428 shares of the Company's common stock for an aggregate of $250,000. The Company received net proceeds of $2,140,976, after deducting related expenses. In addition, the Company paid a placement fee of $157,500 and issued a warrant to purchase 360,000 shares of the Company's common stock, at $0.75 per share, to a firm in connection with the Agreement.

        In addition, the Company issued an incentive warrant to the purchaser representing the right to purchase 877,026 shares of the Company's common stock for $1.0221 per share. On the Closing Date, the Company also entered into a registration rights agreement with the purchaser whereby the Company is required to file a registration statement on behalf of the purchaser with respect to the shares purchased by it, the shares that may result from the conversion of the note, and the warrant shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On May 30, 2000, GlobalNet selected KPMG LLP to serve as its independent public accountants for fiscal 2000 and, accordingly, terminated Anderson, Anderson & Strong (Anderson), Rich Earth, Inc.'s independent public accountants. The decision to engage KPMG and terminate Anderson was approved by the Audit Committee and the Board of Directors of GlobalNet.

         Anderson's reports on Rich Earth, Inc.'s financial statements for the 1999 fiscal year did not contain an adverse opinion or disclaimer opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the 1999 fiscal year and through May 30, 2000, there was no disagreement with Anderson regarding any matter of accounting principles or practices, financial statement disclosure or audit scope or procedure, which disagreement, if not resolved to the satisfaction of Anderson, would have caused Anderson to make reference thereto in their reports.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         GlobalNet was formed on May 30, 2000 as a result of a "reverse merger" transaction, whereby GlobalNet International, Inc. merged with and into a subsidiary of Rich Earth, Inc. pursuant to an agreement and plan of merger, whereby 20,000,000 shares of Rich Earth common stock were issued in exchange for 100% of the common stock of GlobalNet International in a transaction accounted for as a reverse acquisition of Rich Earth by GlobalNet International. Prior to the reverse merger, Rich Earth was a non-operating public shell corporation with nominal assets. Following the reverse merger, the management of GlobalNet International controlled the merged company and the principal shareholders of GlobalNet International became principal shareholders of the merged company. Following the closing of the reverse merger, Rich Earth changed its name to GlobalNet, Inc. As a result of the reverse merger transaction, GlobalNet International continued as an operating entity and as a wholly-owned subsidiary of GlobalNet, and the historical financial statements of GlobalNet replaced those of Rich Earth. Each of the Directors and Executive Officers listed below became Directors and Executive Officers of GlobalNet as a result of the "reverse merger" transaction.

Directors

       Listed below are the Directors of the Company whose one-year terms expire at the 2001 annual meeting of shareholders.

        Name                  Age                       Position
        ----                  ---                       --------
Robert J. Donahue              61          Chairman and Chief Executive Officer
Daniel M. Wickersham           55          President
Pere Valles                    30          Chief Financial Officer

Colum P. Donahue               27          Chief Operating Officer and Secretary
Carmine F. Adimando            56          Director
Jonathan S Greenhill           53          Director
Richard E. Wilson              58          Director
Paul Fritz                     59          Director
Robert H. Kohn                 43          Director
Philip R. Zimmermann           47          Director
Myron Gushlak(1)               31          Director

(1) On April 4, 2001, Mr. Gushlak tendered his resignation from the Board of Directors. Mr. Gushlak served as a Director of the Company during the period covered by this Report. At this time, the Company has no immediate plans to fill Mr. Gushlak's vacant Board seat.

       All Officers are also Directors and serve at the discretion of the Board of Directors. None of the Officers or Directors are related to each other, except for Colum P. Donahue who is the son of Robert J. Donahue.

         Robert J. Donahue. Mr. Donahue founded GlobalNet in 1996, and has been serving as Chairman and Chief Executive Officer since that time. His career began in 1961 in the defense unit of GTE Automatic Electric, where he was introduced to various aspects of telecommunications. In 1977, Mr. Donahue became Vice President of United Telephone. That same year, he founded Donahue Telecom Associates, Inc. and his experience in the international telecommunications arena began. That enterprise provided customized telecom consulting services to major multinational corporations. In 1986, Mr. Donahue founded Standard Telecom, Inc., which served as a major rebiller for telecommunications giants including Sprint and AT&T, and was one of the original fifteen charter members of the TRA. In 1995, Mr. Donahue founded DTA Communications Networks, LLC, now merged with GlobalNet, which provided international transport and billing services.

         Mr. Donahue is presently involved in a lawsuit involving DTA Communications LLC (which was owned by Mr. Donahue and which filed for Chapter 7 bankruptcy in 1997) in which Mr. Donahue is suing a former customer of DTA Communications LLC for $500,000. DTA Communications LLC does not, and never has had any relationship with GlobalNet.

         Daniel M. Wickersham. Mr. Wickersham joined the Company in January 2000 as President with more than 30 years of telecommunications industry experience. He brings international and domestic hands-on expertise in telecommunication and information technology, ranging from engineering, operating and business management to sales/marketing. Previously, Mr. Wickersham was President and COO of WorldPort Communications, Inc. Telecommunication network experience includes Tenneco, U.S. Army, several Bell

Operating Companies and a number of local cable organizations. In parallel with his civilian accomplishments, Mr. Wickersham recently retired form the U.S. Army Active Reserve as a Lieutenant Colonel with over 30 years of continuous combined Active and Active Reserve service. His career was mostly comprised of service as a signal Corp Officer with a specialty in Telecommunications and Information Management.

         Pere Valles. Mr. Valles joined the Company as Chief Financial Officer in August 2000. Prior to that, Mr. Valles was a Senior Manager in KPMG LLP's Transaction Services Group in Miami, Florida. At KPMG, Mr. Valles provided acquisition advisory and financial due diligence services to corporations and private equity groups doing international transactions in the U.S., Latin America and Europe. His primary focus was on the telecommunications industry in Latin America.

         Colum P. Donahue. Mr. Donahue began his career in telecommunications with DTA Communications Network, LLC, now merged with GlobalNet. Starting in technical support, Mr. Donahue gained hands-on experience in every aspect of telecom business. He was responsible for the start-up activities and service coordination of new and existing international networks. Mr. Donahue was also responsible for establishing new customers, arranging for network interconnection and negotiating international carrier rates. In his position at GlobalNet as Chief Operating Officer, Mr. Donahue supervises and directs all network support activities in the U.S. and abroad, including the design and implementation of the GlobalNet Networks Operations Center.

         Carmine F. Adimando. Mr. Adimando was elected a Director in May 2000. Mr. Adimando is Chairman and President of CARMCO Investments, LLC. Mr. Adimando is also Chairman of Cordillers Asset Management, a money management firm in Denver, Colorado. Mr. Adimando retired from Pitney Bowes in 1996 where he had been Vice President, Treasurer and Chief Financial Officer. Prior to joining Pitney Bowes, Mr. Adimando held positions with American Airlines, Burndy Corporation, Deloitte, Haskins & Sells and Morgan Guaranty Trust. He is a member of the board of Directors of Sensory Science, Inc. and Counsel Press, LLC. He is on the Board of Oversees of the University of Connecticut School of Business and the Board of Regents of Sacred Heart University. He is also on the Advisory Board for the Franciscan Friars of the Atonement and Board of Directors of St. Vincent's Hospital Foundation, Fairfield, CT.

         Jonathan S. Greenhill. Mr. Greenhill was elected a Director in
May 2000. Mr. Greenhill is a partner and principal in the New York firm of Greenhill Partners, P.C., specializing in commercial transactions, litigation, and insurance defense. Mr. Greenhill was admitted to practice in New York and in U.S. District court for the Southern and Eastern Districts of New York (1981) and the U.S. Court of Appeals, 4th Circuit (1996). Prior to entering private practice, Mr. Greenhill served for a decade in the U.S. Foreign Service, as a Political and Economic officer, in Latin America and Europe, and was Assistant Director of the Public Affairs Program at the University of Denver. He is a member of the Association of the Bar of the City of New York, the American Bar Association, the Loss Executives Association and the Johns Hopkins Alumni, New York Board of Directors.

         Richard E. Wilson. Mr. Wilson was elected a Director in May 2000. Mr. Wilson is currently the Chief Executive Officer and President of the North American division of Open Telecommunications, an Australian telecommunications software and consulting company. Prior to that, Mr. Wilson was President of REW & Associates, a consulting firm that specializes in international carriers, both foreign and domestic. From 1993 to 1996, he was Vice President of Acquisitions for Midcom, a $200 million provider of long distance services. Mr. Wilson was founder of Feek's Telcom and sold this company to McCaw Communications. He has also held management positions for Communications Network, Inc. and Motorola. Mr. Wilson was one of the founders and has been Chairman/Board of Directors of the Telecommunications Resellers Association (TRA) and a past President of TRA.

         Paul Fritz. Mr. Fritz was elected a Director in May 2000. Mr. Fritz is the founder, Chairman and President of CCC Technology, Elk Grove Village, Illinois. His company is one of the leading distributors of voice and data equipment for Lucent Technologies. CCC Technology markets, installs and maintains systems throughout the United States. Mr. Fritz has held positions with Rolm/IBM Corporation as Vice President of Marketing, Nortel as Director of Sales, CENTEL Corporation as Director of Sales and Marketing, and marketing positions with Ameritech.

         Robert H. Kohn. Mr. Kohn was elected a Director in May 2000. Mr. Kohn is a co-founder and Chairman of the Board of Emusic. Prior to 1998, he was Vice President, Business Development and General Counsel of Pretty Good Privacy, Inc., a developer and marketer of Internet encryption and security software. From 1987 until 1996, he was Senior Vice President of Corporate Affairs of Borland International, a software company. Mr. Kohn served as chief legal counsel for Ashton-Tate Corporation and as an attorney for Ruden & Richman, an entertainment law firm whose clients included Frank Sinatra, Liza Minelli, Cher and Warner Brothers Music. He was also an Associate Editor of the Entertainment Law Reporter, for which he continues to serve as a member of the Advisor Board. A Member of the California Bar Association, Mr. Kohn co-authored Kohn on Music Licensing, a treatise on music industry laws for lawyers, music publishers and songwriters. Mr. Kohn is also an adjunct Professor of Law at the Monterey College of Law, where he teaches Corporate Law.

         Philip R. Zimmermann. Mr. Zimmermann became a Director in July 2000. Mr. Zimmermann currently serves as Chief Cryptographer at Hush Communications, and is also consulting with a number of companies (including GlobalNet) and industry organizations on matters of cryptography. Mr. Zimmermann is the creator of Pretty Good Privacy (PGP), the most widely used email encryption software in the world. Before founding PGP Inc, Zimmermann was a software engineer with more than 20 years of experience, specializing in cryptography and data security, data communications, and real-time embedded systems. He has received numerous technical and humanitarian awards for his pioneering work in cryptography. InfoWorld named Zimmermann one of the Top 10 Innovators in E-business (2000). He received the Louis Brandeis Award (1999) from Privacy International, a Lifetime Achievement Award (1998) from Secure

Computing Magazine, and the Norbert Wiener Award (1996) from Computer Professionals for Social Responsibility for promoting the responsible use of technology. He also received the Chrysler Award for Innovation in Design (1995), the Pioneer Award (1995) from the Electronic Frontier Foundation, the PC Week IT Excellence Award (1996), and the Network Computing Well-Connected Award (1996) for "Best Security Product." PGP was selected by Information Week as one of the Top 10 Most Important Products of 1994. Time Magazine also named Zimmermann one of the "Net 50", the 50 most influential people on the Internet (1995).

         Myron Gushlak. Mr. Gushlak was elected a Director in May 2000. Mr. Gushlak currently serves as Managing Director of Imperium Capital, a San Francisco based private venture capital Company that provides financing and ongoing management to technology companies, with a specific focus on the media/entertainment and telephony. Accomplishments include the initial funding and public listing of Emusic.com, the leading provider of downloadable music; and the initial funding and public listing of netValue Holdings, Inc., a leading public internet incubator. He also is a co-founder and on the board of directors of Laugh.com, Sticky Networks, a multiplayer search tool company founded by the former CEO of Infoseek; and, is on the board of advisors of netValue Holdings, Inc. Also, Mr. Gushlak sits on the board of directors of Netmaster, Inc. a Canadian based Linux software company. Prior to this, he was a broker at one of Canada's largest independent brokerage firms.

         On April 4, 2001, Mr. Gushlak tendered his resignation from the Board of Directors. Mr. Gushlak served as a Director of the Company during the period covered by this Report. At this time, the Company has no immediate plans to fill Mr. Gushlak's vacant Board seat.

         Messrs. Adimando, Greenhill and Wilson served on the Company's Compensation Committee during 2000. Messrs. Adimando, Kohn and Gushlak served on the Company's Audit Committee during 2000.

Executive Officers and Significant Employees

         The following sets forth certain information regarding executive officers and certain significant employees of the Company. Information pertaining to executive officers who are both a director and executive officer of the Company may be found in the section entitled "Directors."

         Fred Bigney. Mr. Bigney joined the Company in May 2000, bringing with him 25+ years of experience in traffic analysis, routing, provisioning, contract negotiations, and a wide variety of other experiences. Prior to joining the company, Mr. Bigney worked as VP-Network Planning for World Access, where he managed the routing, buying, provisioning, and traffic analysis departments. He was also involved in vendor bill approvals, sales support, and vendor negotiations. The 8 years prior to World Access, were spent with LCI (now Qwest) involved with traffic management, provisioning, 800 portability, mergers and acquisitions, billing, and engineering. His work experience prior to LCI included assignments with other carriers and companies, all focused in the Telecommunications arena. Mr. Bigney is currently Vice President of Network Planning for the Company.

         Ted Broa. Mr. Broa began his telecommunications career 21 years ago by installing large PBX's and paging equipment in California. Mr. Broa has experience in engineering, installation and maintenance of telecommunications equipment. He has diverse experience in telecommunication equipment from small key systems, large PBX systems, Tandem switches to satellite and microwave technology. He has been certified in installation and maintenance of telecommunications equipment by Siemens, NEC, Lucent, Toshiba, Newbridge, Cisco and many more. Mr. Broa was responsible for designing, installing and maintaining two large hubs in the San Antonio area. For the last ten years, Mr. Broa has extensively worked with networks throughout Mexico and Central America. As Director of Operations, Mr. Broa oversees the daily operation and personnel, along with maintenance of the San Antonio, New York and Latin American hubs for GlobalNet. Mr. Broa is currently Director of Operations for the Company.

     Mike Dombrowski. Mr. Dombrowski joined as the Company's Director of Engineering in March 2000. Mr. Dombrowski has a broad range of knowledge in infrastructure engineering and operations. Mr. Dombrowski was Director of Network Optimization for WorldPort Communications, where he developed and managed global translations and least cost routing for the global network. During his tenure at WorldPort he also deployed the OSS and Support network to manage the global network. While at WorldPort, he also directed the implementation, installation and turn-up of WorldPort's global switching platform. Prior to this, for 18 years, he held various positions in the sales support and network operations organization for Sprint Communications.

         Donna Janick. Ms. Janick is the Director of Administration. Her responsibilities include, but are not limited to: Assistant to the Chairman and CEO of GlobalNet, the administration of all payroll, the initiation, set up and administration of employee benefit plans, all administrative and essential support activities including office and systems management, communications, training, contract administration and purchasing, investor relations and Board of Directors. She has been with GlobalNet since its inception and has more than fifteen years of experience in telecommunications. Prior to her time at GlobalNet she served with Standard TelCom, Inc. and DTA Communications Network, LLC for more than ten years.

         Chuck Roelle. Mr. Roelle is the Company's Controller and he reports directly to the Chief Financial Officer of GlobalNet. His responsibilities include, but are not limited to, accounting matters for the Company, billing for customers and collections of payments, vendor payments, approval of Company expenditures, expense budgeting and cash flow forecasting, reconciling accounting books alongside financial auditors, reconciling bank accounts and supervising accounts payable department. He has been with the Company since 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to the Company, the absence of a Form 3 or Form 5 or written representations that no Forms 5 were required, the Company believes that, during the fiscal year 2000, its officers, directors and greater than ten percent beneficial owners did not timely comply with all applicable Section 16(a) filing requirements for the reasons set forth below:

        On May 30, 2000 GlobalNet International, Inc. ("GII"), a privately held company of which the officers, directors and greater than ten percent beneficial owners were each principal officers, directors and greater than ten percent beneficial owners, merged into a subsidiary of Rich Earth, Inc. ("Rich Earth") in a "reverse merger" transaction (the "Merger"). As a result of the Merger, GII, continued as the operating entity under the GlobalNet, Inc. ("GlobalNet" or the "Issuer") name, and its historical financial statements replaced those of Rich Earth. Prior to the Merger, Rich Earth filed a Form 10 with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended (the "Exchange Act") causing Rich Earth to become subject to the reporting requirements under the Exchange Act. Immediately prior to the Merger, the officers, directors and greater than ten percent beneficial owners were each officers, directors and greater than ten percent beneficial owners of GII. Immediately after giving effect to the Merger, the officers, directors and greater than ten percent beneficial owners each became an officer, director and/or ten percent beneficial owner of GlobalNet. All of the officers, directors and greater than ten percent beneficial owners ownership interests in the Company were reported in the Schedule 14C Definitive Information Statement (the "Information Statement") filed with the Commission pursuant to Section 14(c) of the Exchange Act by Issuer (f/k/a Rich Earth). It was only recently, after Issuer engaged a new law firm as its outside counsel, that the officers, directors and greater than ten percent beneficial owners were advised of their ongoing reporting obligations under the Exchange Act. With the exception of any filings required to be made by Myron Gushlak, a former director of the Company, and to the knowledge of the Company, all officers, directors and greater than ten percent beneficial owners have filed the requisite information under Section 16(a) of the Exchange Act. The failure to timely file such filings with the Commission was not willful or deliberate, but rather was the result of the officers, directors and greater than ten percent beneficial owners not being made aware of the ongoing reporting provisions set forth in the Exchange Act.

Indemnification of Officers and Directors

         Article 15 of our Articles of Incorporation provides for us to indemnify any and all directors and officers whom it shall have power to indemnify under Section 78.751 of the Nevada Revised Statutes from and against any and all of the expenses, liabilities or other referred to in or covered by such Section shall not be deemed exclusive of any other rights to which the persons so indemnified may be entitled under our By-laws, agreement, vote of shareholders or disinterested directors or otherwise, both as to action in his or her official capacity and as to action in another capacity by holding such office, and shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and administrators of such person.

ITEM 11. EXECUTIVE COMPENSATION

         GlobalNet was formed on May 30, 2000 as a result of a "reverse merger" transaction, whereby GlobalNet International, Inc. merged with and into a subsidiary of Rich Earth, Inc. pursuant to an agreement and plan of merger, whereby 20,000,000 shares of Rich Earth common stock were issued in exchange for 100% of the common stock of GlobalNet International in a transaction accounted for as a reverse acquisition of Rich Earth by GlobalNet International. Prior to the reverse merger, Rich Earth was a non-operating public shell corporation with nominal assets. Following the reverse merger, the management of GlobalNet International controlled the merged company and the principal shareholders of GlobalNet International became principal shareholders of the merged company. Following the closing of the reverse merger, Rich Earth changed its name to GlobalNet, Inc. As a result of the reverse merger transaction, GlobalNet International continued as an operating entity and as a wholly-owned subsidiary of GlobalNet, Inc., and the historical financial statements of GlobalNet, Inc. replaced those of Rich Earth. However, the information provided in this Item 11 is presented on an annualized basis rather than pro rated over the period of time such executive was with the Company.

       All Officers are also Directors and serve at the discretion of the Board of Directors. None of the Officers or Directors are related to each other, except for Colum P. Donahue who is the son of Robert J. Donahue.


         Summary of Compensation

         The following table summarizes compensation information for the last three fiscal years for (i) Robert J. Donahue, the Chief Executive Officer, and
(ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company at the end of the fiscal year (collectively, the "Named Executive Officers"):

                                        Annual Compensation               Long-term Compensation
                                  -------------------------------       --------------------------
                                                                        Restricted       Options
                                                                        Stock Awards     (No. of
                                  Annualized                              (No. of       underlying
Name and Position       Year        Salary       Bonus[15]  Other         shares)         shares)
-----------------       ----      ----------     -----      -----       ------------    ----------
Robert J. Donahue       1998       168,000         -        6,750  [1]       -               -
       CEO and          1999       207,000       5,000      6,750  [1]       -               -
       Chairman         2000       230,000         -        6,750  [1]    75,000   [2]    250,000  [3]

    Daniel M.
   Wickersham           1998         N/A          N/A        N/A            N/A             N/A
    President           1999         N/A          N/A        N/A            N/A             N/A
                        2000       200,000         -        3,200  [4]    425,000  [5]    225,000  [6]

   Pere Valles          1998         N/A          N/A        N/A            N/A             N/A
       CFO              1999         N/A          N/A        N/A            N/A             N/A
                        2000       175,000         -        1,250  [7]    425,000  [8]    150,000  [9]

Colum P. Donahue        1998        14,000                  5,000            -               -
       COO and          1999        37,000       5,000      5,000            -               -
       Secretary        2000       150,000         -        5,800 [10]    75,000  [11]    200,000 [12]

   Fred Bigney          1998         N/A          N/A        N/A            N/A             N/A
  VP of Network         1999         N/A          N/A        N/A            N/A             N/A
   Planning             2000       180,000         -          -           125,000 [13]    100,000 [14]


[1] The Company leases a vehicle that is used by Robert Donahue.

[2] On December 28, 2000, the Company granted Robert J. Donahue 75,000 shares of common stock. The stock vests in the following manner: 44% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003.

[3] On May 15, 2000, the Company granted Robert J. Donahue 250,000 options to purchase common stock at an exercise price of $8.00 per share. The options vest in the following manner: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

[4] Daniel M. Wickersham receives a car allowance of $800 per month.

[5] On May 15, 2000, the Company granted Daniel M. Wickersham 375,000 shares of common stock. On December 28, 2000, the Company granted Daniel M. Wickersham an additional 50,000 shares of common stock. The stock vests in the following manner: 44% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003.

[6] On May 15, 2000, the Company granted Daniel M. Wickersham 225,000 options to purchase common stock at an exercise price of $8.00 per share. The options vest in the following manner: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

[7] The Company leases a vehicle that is used by Pere Valles.

[8] On December 28, 2000, the Company granted Pere Valles 425,000 shares of common stock. The stock vests in the following manner: 44% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003.

[9] On December 28, 2000, the Company granted Pere Valles 150,000 options to purchase common stock at an exercise price of $0.75 per share. The options vest in the following manner: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

[10] The Company leases a vehicle that is used by Colum P. Donahue.

[11] On December 28, 2000, the Company granted Colum P. Donahue 75,000 shares of common stock. The stock vests in the following manner: 44% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003.

[12] On May 15, 2000, the Company granted Colum P. Donahue 200,000 options to purchase common stock at an exercise price of $8.00 per share. The options vest in the following manner: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

[13] On May 15, 2000, the Company granted Fred Bigney 100,000 shares of common stock. On December 28, 2000, the Company granted Mr. Bigney an additional 25,000 shares of common stock. The stock vests in the following manner: 44% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003.

[14] On May 15, 2000, the Company granted Fred Bigney 100,000 options to purchase common stock at an exercise price of $8.00 per share. The options vest in the following manner: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

[15] The Company currently is in the process of determining whether to distribute bonuses to certain executive officers and significant employees for the fiscal year ended December 31, 2000 and reserves the right to distribute such bonuses in the future.

Option Grants in Last Fiscal Year

       The following table provides information about option grants to the Named Executive Officers during the fiscal year 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                   NUMBER OF SECURITIES
                         SHARES                        UNDERLYING                 VALUE OF UNEXERCISED
                        ACQUIRED     VALUE             UNEXERCISED                   IN-THE-MONEY
                           ON       REALIZED        OPTIONS AT FISCAL              OPTIONS AT FISCAL
                        EXERCISE    --------           YEAR-END (#):                   YEAR-END($):
       NAME                (#)        ($)       EXERCISABLE/UNEXERCISABLE[1]    EXERCISABLE/UNEXERCISABLE
       ----                ---        ---       ----------------------------    -------------------------
Robert J. Donahue           --         --                 250,000                           --
Daniel M. Wickersham        --         --                 225,000                           --
Pere Valles                 --         --                 150,000                      $78,000[2]
Colum P. Donahue            --         --                 200,000                           --
Fred Bigney                 --         --                 100,000                           --

Notes:

[1] The options have the following vesting schedule: 33% on May 15, 2001. 33% on May 15, 2002 and the remainder on May 15, 2003.

[2] As of April 11, 2001, the value of unexercised "in-the-money" options held by Mr. Valles amounts to approximately $78,000. This amount is calculated based on the difference between the stock price on April 12, 2001 ($1.27) and the exercise price of the options ($0.75) multiplied by the number of options held by Mr. Valles (150,000). These options are subject to the vesting schedule described in [1] above.

Options Exercised And Year-End Option Holdings

     The options to purchase shares of common stock held by Executive Officers were unvested as of December 31, 2000. The Executive Officers did not exercise any of their options in the fiscal year 2000.

Compensation of Directors

         Outside directors do not receive any cash remuneration for serving as directors. All directors are eligible to participate in our stock option plan. Each of Messrs. Adimando, Greenhill, Wilson, Fritz, Kohn, Gushlak and Zimmerman were granted options to purchase 100,000 shares of Common Stock at an exercise price of $16.00 per share upon appointment to the board of directors. These options vest on September 14, 2002.

         On April 4, 2001, Mr. Gushlak resigned from the board of directors, at which time he forfeited unvested options to purchase 100,000 shares of Common Stock.

Employment Agreements

         The Company entered in employment agreements with its Executive Officers and the following key employees:

                                                                       Date        Expiration
    Employee                         Position                         Entered         Date
    --------                         --------                         -------         ----
Robert J. Donahue             Chief Executive Officer and            15-May-00     15-May-03
                                Chairman
Daniel M. Wickersham          President                              15-May-00     15-May-03
Pere Valles                   Chief Financial Officer                28-Dec-00     15-May-03
Colum P. Donahue              Chief Operating Officer and            15-May-00     15-May-03
                                Secretary
Fred Bigney                   VP of Network Planning                 15-May-00     15-May-03
Mike Dombrowski               Director of Engineering                15-May-00     15-May-03
Ted Broa                      Director of Operations                 15-May-00     15-May-03
Chuck Roelle                  Controller                             15-May-00     15-May-03
Donna Janick                  Director of Administration             15-May-00     15-May-03


         The table summarizes the principal terms of the employment agreements:

                                                                                  Option Grants
                                                                          ---------------------------
                                         Base          Restricted         No. of             Exercise    Severance
     Employee                           Salary        Stock Grants        options              price      Payment
     --------                           ------        ------------        -------              -----      -------
Robert J. Donahue                       230,000          75,000           250,000               8.00     18 Months
Daniel M.  Wickersham                   200,000         425,000           225,000               8.00     12 Months
Pere Valles                             175,000         425,000           150,000               0.75     12 Months
Colum P. Donahue                        150,000          75,000           200,000               8.00     12 Months
Fred Bigney                             180,000         125,000           100,000               8.00      6 Months
Mike Dombrowski                         125,000          35,000           100,000               8.00      6 Months
Ted Broa                                110,000          75,000            75,000               8.00      6 Months
Chuck Roelle                             75,000         115,000           100,000               8.00      6 Months
Donna Janick                             70,000         125,000           100,000               8.00     12 Months

       The stock granted to the employees vests in the following manner: 44% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003. The options have the following vesting schedule: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

       The Company may terminate the employment agreements only for cause. In case of termination without cause, the employee is entitled to the severance payment shown on the table above and to the acceleration in the vesting of the stock and options granted.

Compensation Committee Interlocks and Insider Participation

         The members of the compensation committee during 2000 were Carmine F. Adimando, Jonathan S. Greenhill and Richard E. Wilson. None of Messrs. Adimando, Greenhill or Wilson was ever an officer or an employee of the Company or any of its subsidiaries, and none of them had any relationship requiring disclosure by the Company under Item 404 of Regulation S-K for 2000.

Company Stock Performance

         Our common stock is listed and traded on the NASDAQ Small Cap Market. For the period January 1999 through May 2000 (the pre-reverse merger period), shares of the Company traded on the Over the Counter Bulletin Board as Rich Earth, Inc., a publicly traded shell company. There are no available historical quotations for Rich Earth common stock during the pre-reverse merger period. As a result of the reverse merger between Rich Earth and GlobalNet International, Inc., shares of the Company continued to trade on the Over the Counter Bulletin Board, but under the GlobalNet name, from May 2000 through November 2000. On November 24, 2000, our common stock commenced trading on the NASDAQ Small Cap Market. Due to the limited trading history of our common stock on the NASDAQ Small Cap Market, there are no reliable parameters with which to chart our stock performance over the prior three years. See Part II, Item 5, relating to the market for our common equity, which information is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth information with respect to the beneficial ownership of our Common Stock as of April 12, 2001 with respect to (i) each stockholder known by us to be the beneficial owner of more than 5% of our Common Stock; (ii) each of our directors; (iii) each Named Executive Officer listed in the Summary Compensation Table under the heading "Executive Compensation" and
(iv) all directors and executive officers as a group. On the table date, 32,230,878 shares of Common Stock were issued and outstanding. Unless otherwise indicated, all persons named as beneficial owners of Common Stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned.

                                                                       SHARES            PERCENTAGE OF
                                                                    BENEFICIALLY          COMMON STOCK
              NAME OF BENEFICIAL OWNER (1)                             OWNED            OUTSTANDING (2)
              ----------------------------                             -----            ---------------
              Robert J. Donahue
              119 West Adams
              Villa Park, Illinois 60181                             8,237,748               25.6%[1]

              Colum P. Donahue
              2S572 Route 53
              Glen Ellyn, IL 60137                                   2,201,240                6.8%[2]

              Daniel M. Wickersham
              1889 Pine Log Church
              Brasstown, NC 28902                                     425,000                 1.3%[3]

              Pere Valles
              820 Muirhead Avenue
              Naperville, Illinois 60565                              425,000                 1.3%[4]

              Paul Fritz
              833 Cumberland Avenue
              Park Ridge, Illinois 60068                             1,296,846                4.0%[5]

              Myron Gushlak
              P.O. Box 31485 SMB
              Casa Coyoba/Cayman Islands                              700,000                 2.2%[6]

              Carmine F. Adimando
              47 Cherry Gate Lane
              Trumbull, Connecticut 6611                              175,000                    *[7]

              Jonathan S. Greenhill
              819 The Parkway
              Mamaroneck, New York 10543                               45,000                   *   [8]

              Richard E. Wilson
              6252 Harbour Heights Parkway
              Mukilteo, Washington 98275                                 -                      *   [9]

              Robert H. Kohn
              1991 Broadway
              Redwood City, California 94063                             -                      *   [10]

              Philip R. Zimmermann
              1536 Vancouver Avenue
              Burlingame, California 94014                               -                      *   [11]

              Fred Bigney
              3003 Stonebrook Road
              Lisle, Illinois 60148                                   125,000                   *   [12]

              All Directors and Named Executive Officers as a
              Group (12 persons in number)                         13,630,834                 42.3%

              Crescent International, Ltd
              84 Avenue Louis-Casai
              1216 Geneva, Cointrin
              Switzerland                                           3,164,279                 9.2%  [13]



*        Less than one percent.

[1] Includes 75,000 shares of restricted common stock granted on December 28, 2000 with the following vesting schedule: 42% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003. Additionally, on May 15, 2000, Mr. Donahue was granted 250,000 options to purchase shares of common stock at $8.00 per share. The options have the following vesting schedule.

[2] Includes 75,000 shares of restricted common stock granted on December 28, 2000 with the following vesting schedule: 42% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003. Additionally, on May 15, 2000, Mr. Donahue was granted 200,000 options to purchase shares of common stock at $8.00 per share. The options have the following vesting schedule: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

[3] Includes 425,000 shares of restricted common stock (375,000 shares granted on May 15, 2000 and 50,000 shares granted on December 28, 2000) with the following vesting schedule: 42% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003. Additionally, on May 15, 2000, Mr. Wickersham was granted 225,000 options to purchase shares of common stock at $8.00 per share. The options have the following vesting schedule: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

[4] Includes 425,000 shares of restricted common stock granted on December 28, 2000 with the following vesting schedule: 42% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003. Additionally, on December 28, 2000, Mr. Valles was granted 150,000 options to purchase shares of common stock at $0.75 per share. The options have the following vesting schedule: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

[5] In addition to shares shown above, on September 14, 2000, Mr. Fritz was granted 100,000 options to purchase shares of common stock at $16.00 per share as compensation for serving as a Director. The options vest on September 14, 2002.

[6] On June 28, 2000, Myron Gushlak bought from Robert J. Donahue 700,000 shares of common stock at $1.00 per share in accordance with a stock purchase agreement executed on May 22, 2000 and previously disclosed on Form 8-K filed on July 28, 2000. Additionally, on September 14, 2000, Mr. Fritz was granted 100,000 options to purchase shares of common stock at $16.00 per share as compensation for serving as a Director. On April 4, 2001, Myron Gushlak resigned from the Board of Directors before the options had vested.

[7] In addition to shares shown above, on September 14, 2000, Mr. Adimando was granted 100,000 options to purchase shares of common stock at $16.00 per share as compensation for serving as a Director. The options vest on September 14, 2002.

[8] In addition to shares shown above, on September 14, 2000, Mr. Greenhill was granted 100,000 options to purchase shares of common stock at $16.00 per share as compensation for serving as a Director. The options vest on September 14, 2002.

[9] On September 14, 2000, Mr. Wilson was granted 100,000 options to purchase shares of common stock at $16.00 per share as compensation for serving as a Director. The options vest on September 14, 2002.

[10] On September 14, 2000, Mr. Kohn was granted 100,000 options to purchase shares of common stock at $16.00 per share as compensation for serving as a Director. The options vest on September 14, 2002.

[11] On September 14, 2000, Mr. Zimmermann was granted 100,000 options to purchase shares of common stock at $16.00 per share as compensation for serving as a Director, and 50,000 options to purchase shares of common stock at $12.00 per share for consulting work. The options that Mr. Zimmermann received as a Director vest on September 14, 2002. The options for the consulting work have the following vesting schedule: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

[12] Includes 125,000 shares of restricted common stock (100,000 shares granted on May 15, 2000 and 25,000 shares granted on December 28, 2000) with the following vesting schedule: 42% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003. Additionally, on May 15, 2000, Mr. Bigney was granted 100,000 options to purchase shares of common stock at $8.00 per share. The options have the following vesting schedule: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

[13] Includes (i) 500,000 shares of common stock purchased in the private placement that the Company effected in February 2001, (ii) 365,428 shares of common stock purchased on April 9, 2001, and (iii) 2,298,851 shares of common stock that could result from the conversion of the $2,000,000 note that Crescent International purchased on April 9, 2001. Crescent International could potentially convert the note at a 6% premium on the average closing bid prices for the ten days preceding April 9, 2001 (i.e., approximately $0.87). In the calculation of Crescent International's ownership percentage, we included the 2,298,851 shares that would results from the conversion of the note in total shares outstanding.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       GlobalNet was formed on May 30, 2000 as a result of a "reverse merger" transaction, whereby GlobalNet International, Inc. merged with and into a subsidiary of Rich Earth, Inc. pursuant to an agreement and plan of merger, whereby 20,000,000 shares of Rich Earth common stock were issued in exchange for 100% of the common stock of GlobalNet International in a transaction accounted for as a reverse acquisition of Rich Earth by GlobalNet International. Prior to the reverse merger, Rich Earth was a non-operating public shell corporation with nominal assets. Following the reverse merger, the management of GlobalNet International controlled the merged company and the principal shareholders of GlobalNet International became principal shareholders of the merged company. Following the closing of the reverse merger, Rich Earth changed its name to GlobalNet, Inc. As a result of the reverse merger transaction, GlobalNet International continued as an operating entity and as a wholly-owned subsidiary of GlobalNet, and the historical financial statements of GlobalNet replaced those of Rich Earth.

       On June 28, 2000 and in connection with the reverse merger transaction, Mr. Donahue sold Mr. Gushlak, a then outside director of GlobalNet and a Managing Director of Imperium Capital (USA), 700,000 shares of GlobalNet common stock for $1.00 per share in accordance with a Stock Purchase Agreement dated May 22, 2000, as amended on June 28, 2000 (as amended, the "SPA").

       Greenhill Partners, P.C., of which Jonathan S. Greenhill, a Director of GlobalNet, is a partner, from time to time renders legal services, including but not limited to advice relating to certain litigation matter involving GlobalNet, to GlobalNet. For the period covered by this Report, the Company paid Greenhill Partners an aggregate amount of $271,996.56 for services rendered to GlobalNet.

       Pere Valles, the Company's Chief Financial Officer, was a Senior Manager in KPMG LLP's Transaction Services Group prior to joining GlobalNet in August 2000. Mr. Valles was never involved in the audit of GlobalNet while he was with KPMG. However, he was the project manager responsible for advising GlobalNet in a potential acquisition that it considered in Mexico in June 2000, but never pursued.

         Employment Agreements

         See Part III, Item 11, under the subheading "Employment Agreements," for information relating to certain employment agreements between the Company and its executive officers and significant employees, which information is hereby incorporated by reference.

              REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF
                      DIRECTORS ON EXECUTIVE COMPENSATION

Compensation of Directors and Executive Officers

         The Compensation Committee of the board of directors (the "Committee") is composed solely of non-employee directors. The Committee is responsible for setting and administering the policies that determine the compensation of the Chief Executive Officer ("CEO") and other executive officers of the Company.

         Compensation Philosophy

         The Company's executive compensation policies seek to attract, retain, motivate and reward executive officers who contribute to the Company's success. By aligning the financial interests of its executive officers with the performance of the Company, the executive compensation policies ensure a direct relationship between executive pay and shareholder value, as well as motivating executive officers to achieve the Company's business objectives and rewarding individual performance. The Company continues to operate under the 2000 Stock Plan, which was adopted at a meeting of the shareholders on May 3, 2000.

         The Committee considers the following factors in setting compensation level and individual objectives:

         - The level of compensation paid to executive officers in similar positions in companies of similar maturity, size and product offerings - To ensure that pay is competitive, the Committee, from time to time, compares the Company's executive compensation packages with those offered by other companies in the same or similar industries or with other similar attributes. Compensation surveys used by the Committee typically include public and private companies comparable in size, products or industry to the Company.

         - Corporate performance - Corporate performance is evaluated by factors such as performance relative to competitors, performance relative to business conditions and progress in meeting the Company's objectives and goals as typically reflected in the annual operating plan.

         - The individual performance of each executive officer - Individual performance includes meeting individual performance objectives and demonstration of job knowledge, skills and teamwork.

         - The responsibility and authority of each position relative to other positions.

         The Committee considers these factors as a whole in establishing executive compensation. Specifically, these components are established as follows:

Base Salary

         Base salaries are established for each executive officer at levels that are intended to be competitive with salaries for comparable positions at other software and computer industry companies of similar maturity, size and product offerings. The Company seeks to pay salaries to executive officers that are commensurate with their qualifications, duties and responsibilities and that are competitive in the marketplace. In conducting periodic compensation reviews, the Committee considers each individual executive officer's achievements in meeting Company financial and business objectives during the prior fiscal year, the executive officer's performance of individual responsibilities and the Company's financial position and overall performance. The Committee periodically considers the low, midpoint and upper ranges of base salaries published by compensation surveys in establishing base salaries for each executive officer.

Annual Incentive

         Annual incentives for executive officers reflect the Company's belief that management's contribution to shareholder returns comes from achieving operating results that maximize the Company's revenue growth, earnings and cash flow over a multi-year time horizon. The Company believes that the achievement of its performance objectives depends on: (i) delivering outstanding products and services to its clients; (ii) establishing and maintaining a position of strength in its chosen markets; (iii) effective generation and use of cash; and
(iv) movement toward profitability. For purposes of annual incentive compensation, progress toward these performance objectives is measured against the results established in the Company's annual operating plan, which is approved by the board of directors.

         The Company believes that this incentive compensation structure closely links the incentives paid to its executive officers with the results necessary to create long-term value for shareholders.

Long-Term Incentive

         The Committee also endorses the position that stock ownership by management is beneficial in aligning management and shareholder interests in enhancing shareholder value. In that regard, stock options also are used to retain executive officers and motivate them to improve long-term stock market performance. Stock options will have value only if the Company's stock price increases. As part of its periodic review of compensation, the Compensation Committee reviews the stock option holdings of the Company's officers and senior executives, and recommends additional stock option grants as appropriate.

         The Committee determines the number of options to be granted to executive management based on: (i) competitive practice within the peer group used in determining base salary; (ii) historical performance of the executive officer; and (iii) the amount of prior grants held by the executive officer, including the number of vested and unvested options. When using comparative data, the Company targets its option grants in the mid to high range of comparable companies.

Deductibility of Executive Compensation

         Section 162(m) of the Internal Revenue Code generally limits the Company's ability to deduct for federal income tax purposes in excess of $1.0 million of compensation paid to certain Named Executive Officers in any taxable year. Compensation above $1.0 million may be deducted if it is "performance-based compensation" within the meaning of the Code. Stock options granted under the Incentive Plan with an exercise price at least equal to the fair market value of the Company's Common Stock on the date of grant are considered to be "performance-based compensation."

Compensation of the Chief Executive Officer

         Robert J. Donahue, the Company's Chief Executive Officer and Chairman, received $230,000 for the services he performed for the Company in fiscal year 2000.

Conclusion

         A significant portion of the Company's executive officers' compensation is contingent on Company performance and realization of benefits closely linked to increases in long-term shareholder value. The Company remains committed to this philosophy of pay for performance, recognizing that the competitive market for talented executives and the volatility of the Company's business may result in significant incentive and long-term variable compensation in specific periods.

                      MEMBERS OF THE COMPENSATION COMMITTEE

Carmine F. Adimando, Jonathan S. Greenhill and Richard E. Wilson


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      The following documents are filed as a part of this report:

         1. Financial Statements. The Consolidated Financial Statements of GlobalNet, Inc and Subsidiary in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

         2. Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the signature page are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(b)      Reports on Form 8-K:

           DATE OF REPORT                       ITEMS REPORTED                       DESCRIPTION
           --------------                       --------------                       -----------
            May 30, 2000                            Item 4                    Current Report - Change of
                                                                                     Accountants
            May 30, 2000                            Item 4                 Amended Current Report - Change
                                                                                    of Accountants
           April 4, 2001                            Item 6                 Current Report - Resignation of
                                                                                       Director
           April 9, 2001                            Item 5                    Current Report - Financing
                                                                              Transaction with Crescent
                                                                                 International, Ltd.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly appointed.

                                                    GlobalNet, Inc.

Dated:  April 16, 2001                              By: /s/ Robert J. Donahue
                                                       -----------------------
                                                       Robert J. Donahue
                                                       Chairman and Chief
                                                            Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2001.

        SIGNATURE                                            TITLE
        ---------                                            -----

/s/ Robert J. Donahue                                  Chairman and Chief
---------------------------                            Executive Officer
Robert J. Donahue

/s/ Daniel M. Wickersham                              President (Principal
---------------------------                            Executive Officer)
Daniel M. Wickersham

/s/ Pere Valles                                     Chief Financial Officer
---------------------------                         (Principal Financial and
Pere Valles                                            Accounting Officer)

/s/ Colum P. Donahue                                Chief Operating Officer
---------------------------                               and Secretary
Colum P. Donahue

/s/ Carmine F. Adimando                                     Director
---------------------------
Carmine F. Adimando

                                                            Director
---------------------------
Robert H. Kohn

/s/ Jonathan S. Greenhill                                   Director
---------------------------
Jonathan S. Greenhill

/s/ Paul Fritz                                              Director
---------------------------
Paul Fritz

/s/ Richard E. Wilson                                       Director
---------------------------
Richard E. Wilson

                                                            Director
---------------------------
Philip R. Zimmermann

                                  EXHIBIT INDEX



    EXHIBIT
    NUMBER                             DESCRIPTION
    ------                             -----------
      3.1         Articles of Incorporation (1)

      3.2         Amended Articles of Incorporation (2)

      3.3         By-laws of Registrant (1)

      4.1         Form of Common Stock Certificate of Registrant (5)

      4.2         See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended
                  Articles of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant

      4.3 Registration Rights Agreement, dated February 2001, by and among GlobalNet and Investor (3)

      4.4 Registration Rights Agreement, dated April 9 2001, by and between GlobalNet and Crescent International, Ltd. (4)

      4.5         Form of Warrant dated February 2001 (3)

      4.6         Incentive Warrant, dated April 9, 2001, by and between
                  GlobalNet and Crescent International, Ltd. (4)

      4.7         Protective Warrant, dated April 9, 2001, by and between
                  GlobalNet and Crescent International, Ltd. (4) 4.8 Convertible
                  Note, dated April 9, 2001, issued to Crescent International,
                  Ltd. (4)

     10.1         2000 Stock Plan and Stock Option Agreement (2)

     10.2         Agreement and Plan of Reorganization (2)

     10.3 Securities Purchase Agreement, dated April 9, 2001, by and between GlobalNet and Crescent International, Ltd. (4)

     10.4         Summary of Principal Terms of Employment Agreement between the
                  Registrant and each of its directors and executive officers and Employment Agreement between the Registrant and Robert J.
                  Donahue (5)

     10.5         Lease Agreement between Registrant and PrinVest Financial
                  Corp. (5)

     10.6         Master Lease Agreement between Registrant and General Electric
                  Capital Corporation (5)

     21.1         List of Subsidiaries (5)

     23.1         Consent of KPMG LLP (5)



(1) Previously filed on October 18, 1999 with GlobalNet's (f/k/a Rich Earth, Inc.) Registration Statement on Form 10SB/A, incorporated herein by reference.

(2) Previously filed on May 30, 2000 with GlobalNet's Information Statement on Form 14C, incorporated herein by reference.

(3) Previously filed on April 2, 2001, with GlobalNet's Registration Statement on Form S-3, incorporated herein by reference.

(4) Previously filed on April 13, 2001, with GlobalNet's Current Report on Form 8-K dated April 9, 2001, incorporated herein by reference.

(5) Filed herewith.