Form 10-Q
period 2001-03-31
GLOBALNET INC
filed 2001-05-17
CIK 1095529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 F O R M 10 - Q

                        --------------------------------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

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
      (State or other jurisdiction of              (I.R.S. Employer
               incorporation                        Identification
              or organization)                          Number)


                SUITE 125-D
        1919 SOUTH HIGHLAND AVENUE                      60148
             LOMBARD, ILLINOIS                        (Zip Code)
 (Address of principal executive offices)


Registrant's telephone number, including area code: (630) 652-1300


                                      NONE

  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                   Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X     No ____

As of May 15, 2001, 32,230,878 shares of Registrants' Common Stock, par value $0.001, were outstanding.

                                 GLOBALNET, INC.
                                    FORM 10-Q

                  FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                TABLE OF CONTENTS



                                          PART I                                  PAGE

      ITEM 1     CONSOLIDATED FINANCIAL STATEMENTS

                 Consolidated Balance Sheets at March 31, 2001 (unaudited)
                 and December 31, 2000 .....................................

                 Consolidated Statements of Income for the Three Months Ended
                 March 31, 2001 and 2000 (unaudited)........................

                 Consolidated Statement of Stockholders' Equity (Deficit) for
                 the Three Months Ended March 31, 2000 (unaudited)..........

                 Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2001 and 2000 (unaudited)..................

                 Notes to Consolidated Financial Statements.................

      ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS..................................

      ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


                                          PART II

      ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS

      ITEM 5     OTHER INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         GLOBALNET, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                March 31, 2001 (Unaudited) and December 31, 2000



                                                                       MARCH 31,         DEC. 31,
                         Assets                                           2001              2000
                                                                      ------------      ------------
Current assets:
   Cash                                                               $    711,837         2,545,459
   Restricted cash                                                         173,507           157,872
   Accounts receivable, net of allowance for doubtful
     accounts of $514,000 and $364,000, respectively                     5,595,244         5,050,121
   Prepaid expenses and other current assets                               445,516           273,989
                                                                      ------------      ------------

         Total current assets                                            6,926,104         8,027,441

Property and equipment, net                                              9,663,526        10,038,779
Intangible assets, net                                                   1,566,668         1,666,668
                                                                      ------------      ------------

         Total assets                                                 $ 18,156,299        19,732,888
                                                                      ============      ============

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                   $ 11,202,512        11,070,623
   Accrued expenses                                                        455,649           431,862
   Deferred revenue                                                         25,710                --
   Current portion of capital lease obligations                          3,867,352         4,035,682
                                                                      ------------      ------------

         Total current liabilities                                      15,551,224        15,538,167

Capital lease obligations, net of current portion                        5,471,514         5,680,002

Stockholders' deficit:
   Common stock; 100,000,000 shares authorized, $0.001 par value;
     31,865,450 shares issued and outstanding at March 31, 2001             31,865            31,165
   Additional paid-in-capital                                           24,219,072        23,457,290
   Accumulated deficit                                                 (18,712,523)      (15,625,769)
   Deferred compensation                                                (8,404,852)       (9,347,967)

         Total stockholders' deficit                                    (2,866,438)       (1,485,281)
                                                                      ------------      ------------

         Total liabilities and stockholders' deficit                  $ 18,156,299        19,732,888
                                                                      ============      ============


See accompanying notes to consolidated financial statements.

                         GLOBALNET, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                    Three months ended March 31, 2001 and 2000
                                  (Unaudited)


                                                     MARCH 31,        MARCH 31,
                                                       2001              2000
                                                   ------------      ------------

Revenue                                            $ 18,835,614        14,486,390

Operating expenses:
   Data communications and telecommunications        16,633,159        13,651,454
   Network research and development (exclusive
     of $126,913 for the 3 months ended March
     31, 2001 reported below as
     non-cash stock compensation)                     1,265,060           262,018

   Selling and marketing                                 96,745            21,783

   General and administrative (exclusive of
     $963,415 for the 3 months ended
     March 31, 2001 reported below as
     non-cash stock compensation)                     1,177,243           578,279
   Bad debt expense                                     150,000                --
   Depreciation and amortization                      1,198,617           415,984
   Non-cash stock compensation                        1,090,328                --
                                                   ------------      ------------

         Total operating expenses                    21,611,152        14,929,518
                                                   ------------      ------------

         Operating loss                              (2,775,538)         (443,128)

   Interest expense, net                               (311,216)         (282,447)
                                                   ------------      ------------

         Net loss                                  $ (3,086,754)         (725,575)
                                                   ============      ============


   Weighted average number of shares
     outstanding (pro forma in 2000)                 29,159,894        20,000,000
                                                   ============      ============

   Basic and diluted loss per share (pro forma
     in 2000)                                      $      (0.11)            (0.04)
                                                   ============      ============


See accompanying notes to consolidated financial statements.

                         GLOBALNET, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                       THREE MONTHS ENDED MARCH 31, 2001
                                  (Unaudited)


                                                                     Common Stock
                                                              ------------------------          Additional        Accumulated
                                                              Shares            Amount        paid-in-capital       deficit
                                                              ------            ------        ---------------       -------

Balance at December 31, 2000                              31,165,450       $     31,165       $ 23,457,290        $(15,625,769)

Shares subscribed for services rendered                           --                 --             59,265                  --

Issuance of common stock in private placement, net           700,000                700            614,569                  --

Issuance of warrants to advisors                                  --                 --             97,919                  --

Amortization of deferred compensation                             --                 --             (9,971)                 --

Net loss                                                          --                 --                 --          (3,086,754)

                                                        ------------       ------------       ------------        ------------

Balance at March 31, 2001                                 31,865,450       $     31,865       $ 24,219,072        $(18,712,523)
                                                        ============       ============       ============        ============

                                                               Treasury Stock
                                                          ----------------------           Deferred              Total
                                                          Shares        Amount           Compensation           deficit
                                                          ------        ------           ------------           -------

Balance at December 31, 2000                                  -       $         --       $ (9,347,967)       $ (1,485,281)

Shares Subscribed for Services Rendered                                                            --              59,265

Issuance of common stock from private placement, net          -                 --                 --             615,269

Issuance of warrants to advisors                              -                 --            (97,919)                 --

Amortization of deferred compensation                         -                 --          1,041,034           1,031,063

Net loss                                                      -                 --                 --          (3,086,754)

                                                              -       ------------       ------------        ------------

Balance at March 31, 2001                                     -       $         --       $ (8,404,852)       $ (2,866,438)
                                                              =       ============       ============        ============


See accompanying notes to consolidated financial statements.

                         GLOBALNET, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                   Three months ended March 31, 2001 and 2000
                                   (Unaudited)


                                                                         MARCH 31,         MARCH 31,
                                                                           2001               2000
                                                                       -----------        -----------
Cash flows from operating activities:
   Net loss                                                            $(3,086,754)          (725,575)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Depreciation and amortization                                      1,198,617            415,985
      Provision for doubtful accounts                                      150,000                 --
      Non-cash stock compensation                                        1,090,328                 --
      Changes in assets and liabilities:
        Restricted cash                                                    (15,635)           207,912
        Accounts receivable                                               (695,123)        (1,872,963)
        Due from related party                                                  --            (13,853)
        Prepaid expenses and other current assets                         (171,527)        (1,160,011)
        Accounts payable and other current liabilities                     131,889          2,155,657
        Salaries and wages payable                                              --             11,532
        Deferred revenue                                                    25,710          1,436,533
        Accrued expenses                                                    23,787            113,911
                                                                       -----------        -----------

         Net cash provided by (used in) operating activities            (1,348,708)           569,128
                                                                       -----------        -----------

Cash flows from investing activities:
   purchase of property and equipment                                     (361,416)           (84,170)
                                                                       -----------        -----------

         Net cash used in investing activities                            (361,416)           (84,170)
                                                                       -----------        -----------

Cash flows from financing activities:
   Proceeds from note payable with Rich Earth, Inc.                             --            300,000
   Proceeds from private placement of common stock                         615,269                 --
   Repayments of principal on term loan                                         --           (288,731)
   Principal payments on capital lease obligations                        (738,767)          (256,317)
                                                                       -----------        -----------

         Net cash used in financing activities                            (123,498)          (245,048)
                                                                       -----------        -----------

         Net increase (decrease) in cash                                (1,833,622)           239,910

Cash at beginning of period                                               2,545,459            304,626
                                                                       -----------        -----------

Cash at end of period                                                  $   711,837            544,536
                                                                       ===========        ===========

Supplemental disclosure of noncash financing and
   investing activity
   Payment for purchase of 25% minority interest in
   and certain assets of GlobalNet LLC by Rich Earth
   on behalf of Company                                                         --          2,127,198
                                                                       ===========        ===========

Supplemental disclosure of cash flow information -
   cash paid for interest                                              $   315,438            289,523
                                                                       ===========        ===========

Supplemental disclosure of noncash investing and
   financing activities-
   equipment acquired under capital leases                             $   361,949                 --
                                                                       ===========        ===========


See accompanying notes to consolidated financial statements.

                                 GLOBALNET, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1: ORGANIZATION AND DESCRIPTION OF BUSINESS

     GlobalNet, Inc. ("GlobalNet" or the "Company") provides global telecommunications services, including high quality voice, fax and other value-added applications over the Internet and other networks.

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

      As a result of the reverse merger, the operating entity, GII, has continued as the operating entity under the GlobalNet, Inc. name, and its historical financial statements have replaced those of Rich Earth.

      GII was formed in March 2000, when the members of DTA Communications Network, L.L.C. ("DTA") exchanged their members' interests in DTA for common stock of GII, a newly formed C-corporation (the "Reorganization"). DTA was organized in Illinois on May 22, 1996 as a limited liability company. On April 20, 1999, DTA and a Texas limited liability company formed an Illinois limited liability company, later named GlobalNet L.L.C. DTA's interest in GlobalNet L.L.C. was 75% at December 31, 1999. GlobalNet L.L.C. was formed to provide wholesale carrier voice and fax, value-added applications, and third-generation application service provider (ASP) products via an international Internet protocol-based network.

      On March 6, 2000, DTA agreed to purchase, and subsequently did purchase, the remaining 25% minority interest and certain assets from the minority owner of GlobalNet L.L.C. for $2,000,000 and $127,198, respectively. The purchase of the minority interest increased DTA's interest in GlobalNet L.L.C to 100% and was accounted for under the purchase method of accounting. The assets acquired have been recorded at their estimated fair values at the date of acquisition. The acquired customer base related to the transaction was $1,000,000 and is being amortized over a period of five years. Goodwill related to the transaction was $1,000,000 and is being amortized over a period of five years.

      The Company is subject to risks and uncertainties common to growing telecommunications-based companies, including rapid technological changes, low costs to customers of switching from carrier to carrier, failed alliances, and pricing pressures in the international long distance market.

NOTE 2: BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of GlobalNet, Inc. and its wholly-owned subsidiary.

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

      These financial statements should be read in conjunction with the Company's historical audited consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

NOTE 3: EQUITY TRANSACTIONS

     On February 19, 2001, the Company effected a private placement of 700,000 shares of common stock at $1.00 per share. The Company received net proceeds at the closing in the amount of approximately $615,000, after deducting offering costs of $85,000.

     On March 15, 2001, the Company entered into a non-exclusive financial advisor agreement with Ladenburg Thalmann & Co. pursuant to which, in exchange for the performance of various financial advisory services, the Company agreed to pay Ladenburg Thalmann cash consideration in the amount of $75,000 and warrants to purchase 200,000 shares of our common stock, having an exercise price of $1.00 per share. The term of the agreement expires on March 15, 2002.

NOTE 4: INCOME TAXES

      Prior to the conversion of DTA to GII, the entity operated as a limited liability company, and accordingly, the net losses for the entity were reported in the members' tax returns, and as such, the historical consolidated financial statements contained no provisions or benefit and no assets or liabilities for federal or state income taxes. Upon conversion to a C Corporation, the Company recorded certain tax benefits. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of March 31, 2001 and for the three months then ended.

NOTE 5: CAPITAL STOCK

      At March 31, 2001, the Company's authorized capital stock consisted of 100,000,000 shares of common stock, $0.001 par value, of which 31,865,450 shares were issued and outstanding.

NOTE 6: CUSTOMER CONCENTRATION

      A significant portion of GlobalNet's revenues is still concentrated among several large customers. The Company's three largest customers represented 78.0% and 84.5% of total revenues for the three months ended March 31, 2001 and March 31, 2000, respectively. Although the Company plans to continue to expand its customer base, it expects a significant portion of its revenue will continue to be concentrated within a relatively small number of customers.

NOTE 7: EARNINGS PER SHARE

      Shares issuable from securities that could potentially dilute basic earnings per share in the future were not included in the computation of earnings per share because their effect was anti-dilutive. These securities consisted of 2,251,000 stock options and 1,540,450 warrants as of March 31, 2001.

NOTE 8:  LITIGATION

         The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of the following asserted and potential litigation and other potential legal proceedings will not have a material adverse effect on its business, financial condition, results of operations, or liquidity of the Company.

         Rubin v. Gushlak - On December 26, 2000, an action entitled Rubin v. Gushlak, et. al, Case No. 00-13406, was filed in the United States District Court for the Central District of California, which was subsequently amended on April 2, 2001. This action is against Myron Gushlak, a director of GlobalNet until his resignation in April 2001, and thirteen other named defendants, including GlobalNet. The action arises out of the purchase by plaintiff of 1,000,000 shares of the Company's common stock at a price of $5 per share in a private transaction which Mr. Gushlak allegedly facilitated. The primary relief sought in the action is the rescission of the purchase contract; or damages in the alternative. The complaint alleges that defendant Gushlak allegedly induced plaintiff to purchase shares of GlobalNet's common stock and, in doing so, allegedly violated various provisions of the federal securities laws. The complaint also alleges that GlobalNet failed to cooperate with plaintiff in its efforts to confirm Gushlak's beneficial ownership of shares. The action is only in its formative stages. GlobalNet has responded to the amended complaint by filing its answer on April 16, 2001 and believes that it has good and meritorious defenses to the action.

         The Selway Group Inc. - On November 20, 2000, an action was initiated in the United States District Court for the Northern District of Illinois against GlobalNet by the Selway Group Inc. This action alleges that plaintiff is owed 3% of the gross revenues derived by GlobalNet from a telecommunications intercommunication agreement entered into between GlobalNet and Protel, S.A. de C.V. The action seeks unspecified monetary damages in excess of the monetary federal jurisdictional limit. GlobalNet has moved to dismiss the complaint for lack of jurisdiction and, at the present time, the motion remains before the court. GlobalNet believes that it has good and meritorious defenses to this action which it intends to assert if the court determines that jurisdiction exists. The action is in its formative stages and no discovery or other substantive proceedings in the action have been undertaken.

NOTE 9:  MANAGEMENT'S PLANS AND INTENTIONS FOR CONTINUING OPERATIONS

         The Company has negative working capital at March 31, 2001 and has experienced negative operating cash flows as well as continuing net losses since its inception in 1996. This raises substantial doubt about the Company's ability to continue as a going concern. Management has implemented several operating and financial measures to address the Company's short-term and long-term financing needs.

         The Company has focused on gross margins and adopted cost control measures in order to accelerate its path to profitability. The Company's EBITDA loss - earnings before interest, taxes, depreciation and amortization, exclusive of non-cash stock compensation and bad debt expense - decreased by 74.2% to $337,000 from $1,302,000 in the previous quarter. The reduction in EBITDA loss was primarily accomplished through a 419 basis point increase in gross margins and a 21.2% reduction in cash operating expenses.

         As discussed in Note 3 ("Equity Transactions") and Note 10 ("Subsequent Events"), the Company recently closed two private placements generating net proceeds of approximately $2.6 million. Additionally, the Company has a commitment from an existing shareholder to purchase an additional $3.8 million worth of common stock subject to certain trading volume and stock price conditions. There can be no assurances, however, these funds will be sufficient, or that the Company will be successful in completing additional private placements or in securing additional financing.

         In April 2001 the Company entered into an agreement with Cisco Systems ("Cisco") to purchase and finance up to $8.7 million of Cisco equipment. This agreement will assist the Company in obtaining the necessary equipment to expand its global VoIP network.


         As discussed in Note 10, in May, the Company refinanced a $2.8 million capital lease, ending a dispute with a former lender. Monthly lease payments will decrease by approximately $80,000 as a result of a reduction of the interest cost to 11.8% from 22.0% and the extension of the term to 36 months from 18 months.

NOTE 10: SUBSEQUENT EVENTS

     On April 9, 2001 (the "Closing Date"), the Company entered into a securities purchase agreement (the "Agreement") whereby the Company issued a $2,000,000 convertible note and the purchaser agreed to purchase from time to time through April 9, 2002, up to $4,000,000 worth of the Company's common stock. The number of shares and the price is to be determined based upon the Company's average trading volume and stock price as defined in the Agreement. On the Closing Date, the purchaser made an initial purchase of 365,428 shares of the Company's common stock for an aggregate of $250,000. The Company received net proceeds of $2,140,976, after deducting related expenses. In addition, the Company paid a fee of $157,500 and issued warrants to purchase 333,333 shares of the Company's common stock, at $0.89 per share, to a firm in connection with the Agreement.

     In May 2001, the Company refinanced a capital lease that it had with PrinVest Financial Corp. ("PrinVest"), with another lender, ending an existing dispute with PrinVest. As of March 31, 2001, the outstanding balance under that lease amounted to $2,872,000. After the refinancing, the interest cost on the lease decreased to 11.8% from 22.0%, and the term was extended to 36 months from the 18 months remaining under the original lease.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "10-K"). This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates and assumptions.

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

      GlobalNet was formed to capitalize on the growth of the Internet
Protocol as a communications transport medium for IP Telephony and other enhanced services. To date, the Company has focused primarily on wholesaling international voice and facsimile communications services between the United States and Latin American countries, predominately Mexico. GlobalNet has been successful in establishing and maintaining relationships with Tier 1 and Tier 2 carriers as a result of its ability to procure consistent sources of supply in the capacity constrained telecommunications corridors linking Latin America and the United States. This has been accomplished through the development of partnerships with several Latin American telecommunications companies. Leveraging these relationships, the Company has grown its revenues from $793,000 in 1997 to $78.1 million in 2000, an annualized compound growth rate of over 350%.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUE. Our primary source of revenue is derived from the fees that we receive from customers for completing calls over our network. This revenue is dependent on the volume of voice and fax traffic carried over the network, which is measured in minutes. We charge our customers fees per minute of traffic that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed.

      Net revenue for the three months ended March 31, 2001 totaled $18,836,000 and were $4,349,000 or 30.0% higher than net revenue for the three months ended March 31, 2000. The increase in revenue was primarily due to the increase in the number of customers as well as to the increase of the traffic from existing customers.

      In the first quarter of 2001, the Company's focus shifted from "pure" revenue growth to increased profitability and margins with the objective to accelerate the Company's path to profitability. As a result, gross margins increased by 419 basis points and net revenue decreased by $4,850,000 from the fourth quarter of 2000 to the first quarter of 2001. Based on the existing backlog, management expects that revenue growth will resume in the second quarter.

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

      Data communications and telecommunications cost for the three months ended March 31, 2001 totaled $16,633,000 and was $2,982,000 higher than cost of revenue for the three months ended March 31, 2000. This increase resulted primarily from a significant increase in traffic (consistent with the increased revenue discussed above), which in turn increased the termination costs and purchased minutes. As a percentage of net revenue, data communications and telecommunications costs decreased by 590 basis points, from 94.2% for the three months ended March 31, 2000 to 88.3% for the three months ended March 31, 2001 as a result of the Company's addition of new direct routes and the increased competitiveness of the existing routes.

      The Company's gross margin increased by 24.0% or $427,000, to $2,203,000 (or 11.7% of net revenue) for the first quarter of 2001 from $1,776,000 (or 7.5% of net revenue) for the previous quarter. Gross margins increased primarily as a result of the Company's increased focus on high-margin customers and high-margin routes.

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

      Network research and development expenses increased by approximately $1,003,000, from $262,000 for the three months ended March 31, 2000 to $1,265,000 for the three months ended March 31, 2001. The increase in network research and development expenses is primarily due to the increase in the personnel needed to expand, develop and support the Company's network.

      Additionally, in the first quarter of 2001, the Company completed the development and deployment of a solution for connecting diverse IP networks that will facilitate expanding to new markets, provide increased flexibility in selecting affiliates and, ultimately, lead to lower costs. The solution allows calls to pass from one VoIP network to another without using equipment from the same vendor and without causing deterioration in the quality of the connection. This interoperability solution was internally developed by the Company's engineers in the research and development lab located in Marietta, Georgia.

SELLING AND MARKETING. Selling and marketing expenses include the expenses incurred in the development and promotion of the Company's image, products and services. Selling and marketing expenses include primarily the salaries, payroll taxes, benefits and commissions paid to the sales personnel as well as the fees paid to investor relations firms and consultants.

      Selling and marketing expenses increased from $22,000 for the three months ended March 31, 2000 to $97,000 for the three months ended March 31, 2001. The increase in selling and marketing expenses is primarily due to the addition of new sales and marketing personnel and the retention of an outside investor relations firm.

      Selling and marketing expenses decreased by 77.5% or $334,000, from $431,000 for the fourth quarter of 2000 to $97,000 for the first quarter of 2001 as a result of the Company's efforts to cut non-revenue generating expenses. Consulting expenses decreased by 87.4% or $226,000 from the fourth quarter of 2000 to the first quarter of 2001.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include the expenses incurred for general corporate functions, including administration, finance and accounting, facilities, human resources, and professional services.

      General and administrative expenses of $1,177,000 increased by $599,000 for the three months ended March 31, 2001 as compared to the corresponding period of 2000. The increase in general and administrative expenses was primarily due to the increase in headcount and salary expense that resulted from the expansion of the Company's global network. Additionally, professional fees (i.e., accounting and legal) increased significantly after the Company went public in the second quarter of 2000.

      General and administrative expenses decreased by 12.0% or $160,000, from $1,337,000 for the fourth quarter of 2000 to $1,177,000 for the first quarter of 2001. The decrease is primarily due to the Company's efforts to cut non-revenue generating expenses in order to accelerate its path to profitability.

BAD DEBT EXPENSE. Bad debt amounted to $150,000 for three months ended March 31, 2001. The Company did not experience any bad debt in three months ended March 31, 2000.

      Bad debt expense decreased by 62.7%, or $252,000, from $402,000 for the fourth quarter of 2000 to $150,000 for the first quarter of 2001. The decrease in bad debt expense primarily was due to the implementation of strict credit policies to reduce the Company's credit exposure.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased from $416,000 for the three months ended March 31, 2000 to $1,199,000 for the three months ended March 31, 2001. The increase in depreciation expense is due to the acquisition of additional property and equipment. Gross property and equipment increased by 163.0% or $8,827,000, from $5,417,000 as of March 31, 2000 to $14,244,000 as of March 31, 2001.

      Additionally, in March 2000, the Company recorded $2,000,000 of intangible assets in the acquisition of the 25% minority interest in GlobalNet L.L.C. The Company is amortizing the intangible assets on a straight-line basis over a five-year period. The amortization expense associated with the intangible assets amounted to approximately $33,000 and $100,000 for the three-month periods ended March 31, 2000 and March 31, 2001, respectively.

NON-CASH STOCK COMPENSATION. The non-cash stock compensation expense resulted primarily from the issuance of restricted stock to certain employees and directors in May and December 2000. The stock was issued to motivate and retain key employees and has a vesting period of three years.

INTEREST EXPENSE. Interest expense (net of interest income) of $311,000 increased by $29,000 for the three months ended March 31, 2001 as compared to the corresponding period in 2000. The interest expense for the three months ended March 31, 2001 relates primarily to the capital leases used by the Company to finance the acquisition of new network equipment. As of March 31, 2001, the amount owed for capital leases amounted to approximately $9,339,000. The interest expense for the three months ended March 31, 2000 also includes $28,000 of interest expense for a term loan that was fully repaid on July 15, 2000.

INCOME TAXES. No income tax benefit was recorded for the three months ended March 31, 2001 due to the uncertainty of the realization of deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity and capital needs are primarily related to the development and implementation of our network infrastructure, our network research and development activities, our marketing efforts and our general and administrative functions. Our capital needs have been met primarily through the issuance of common stock and convertible debt, and through equipment financing through capital leases.

February Private Placement

     On February 19, 2001, the Company effected a private placement of 700,000 shares of common stock at $1.00 per share. The Company received net proceeds at the closing in the amount of $615,000, after deducting a fee of $30,000 and legal and accounting expenses of $55,000.

April Private Placement

     On April 9, 2001, the Company sold a $2,000,000 convertible note to Crescent International, Ltd. Crescent International also agreed to purchase from time to time through April 9, 2002, up to $4,000,000 worth of the Company's common stock; the number of shares and the price to be determined based upon the Company's trading volume and stock price. At the closing, Crescent International made an initial purchase of 365,428 shares of the Company's common stock for an aggregate of $250,000. The Company received net proceeds at the closing in the amount of $2,140,976, after deducting certain fees to be paid to GreenLight (Switzerland) S.A., the investor representative of Crescent International; Crescent International's due diligence expenses; and a portion of Crescent International's counsel fees. The Company also paid a fee of $157,500 and issued warrants to purchase 333,333 shares of common stock to J.P. Carey Securities, Inc. and Avondale Capital Partners, Inc.

Capital Lease Facilities

     In April 2000, the Company entered into a $10,000,000 credit facility with General Electric to finance the lease of Lucent Technologies telecommunications network and data transmission equipment. The Company had six months from the time of the closing to finance equipment under the facility. The total financed amount equals in the aggregate $7,288,000, of which approximately $337,000 corresponds to equipment financed in the first quarter of 2001. As of March 31, 2001, the outstanding balance under this credit facility amounts to $6,443,000.

     In October 1999, the Company entered into certain capital leases for network equipment with PrinVest. The total financed amount amounted to approximately $5,092,000. As of March 31, 2001, the outstanding balance amounts to $2,872,000. In May 2001, the Company refinanced this lease with another lender, ending an existing dispute with PrinVest. After the refinancing, the interest cost on the lease decreased to 11.8% from 22.0%, and the term was extended to 36 months from the 18 months remaining under the original lease.

     The Company is currently in the process of completing an agreement with Cisco to finance the acquisition of Cisco telecommunications equipment. In May 2001, the Company placed orders in the amount of $8,700,000 with Cisco to purchase telecommunications equipment.

CASH FLOW DATA - THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     During the three months ended March 31, 2001, net cash used in operating activities totaled $1,349,000, as compared to net cash provided by operating activities totaling $569,000 in the corresponding period of 2000. Cash used in operating activities in the first quarter of 2001 was primarily the result of net losses and increases in accounts receivable and other current assets. Working capital increased by approximately $701,000 in the first quarter of 2001 and decreased by approximately $879,000 in the corresponding period of 2000.

     During the three months ended March 31, 2001, net cash used in investing activities amounted to approximately $361,000, as compared to net cash used in investing activities totaling $84,000 in the corresponding period of 2000. The Company purchased approximately $362,000 of telecommunications equipment through capital leases in the first quarter of 2001.

     During the three months ended March 31, 2001, net cash used in financing activities of approximately $123,000 consisted of net proceeds from a private placement of $615,000, net of $739,000 of payments on capital leases.

     Considering the Company's working capital deficit, the Company may need to seek additional capital through the issuance of equity securities and/or credit facilities within the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities), which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The adoption of the new standard has not had an effect on our consolidated financial position, liquidity, or results of operations.

"SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES LITIGATION ACT OF 1995

      This report includes "forward-looking statements" within the meaning of various provisions of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, including any changes to operations, goals, expansion and growth of the Company's business and operations, plans, references to future success and other such matters are forward-looking statements and involve a number of risks and uncertainties. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company, competitive factors, changes in costs, including termination and transmission costs, general business and economic conditions and other risk factors described herein or from time to time in the Company's reports filed with the Securities Exchange Commission. Consequently, all of the forward-looking statements made in this report, which speak only as of the date made, are qualified by these cautionary statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have minimal interest rate risk. Our capital lease obligations contain fixed rates of interest, which are not subject to market fluctuations.

      As all of our assets are located in the United States, we do not have direct exposure related to foreign currency exchange risk. However, to the extent that foreign currency prices change significantly, such changes could impact our pricing decisions.

      To date, GlobalNet has not engaged in trading market risk trading instruments or in purchasing hedging instruments that could expose us to market risk (i.e., interest rate, foreign currency exchange, commodity price or equity price risk).


                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

February Private Placement

      On February 19, 2001 (the "February Placement"), the Company entered into a subscription agreement with Crescent International and Roberto Garza pursuant to which we sold, and Crescent International and Roberto Garza each purchased, 500,000 and 200,000 shares of our common stock, respectively, for $1.00 per share. The Company received net proceeds at the closing in the amount of $615,000, after deducting a fee of $30,000 and legal and accounting expenses of $55,000.

      As a fee in connection with the transaction with Crescent International and Roberto Garza described above, we issued warrants to J.P. Carey Securities to purchase up to 65,000 shares of our common stock, with an exercise price of $1.20 per share. The warrants were issued pursuant to an agreement with J.P. Carey Securities.

      As a fee in connection with the transaction with Crescent International and Roberto Garza described above, we also issued warrants to Avondale Capital Partners to purchase up to 10,000 shares of our common stock, having an exercise price of $1.20 per share. The warrants were issued pursuant to an agreement with Avondale Capital Partners.

      As required under a registration rights agreement, we filed a registration statement with the Commission on April 2, 2001, as amended by pre-effective amendment no. 1 to the registration statement on May 1, 2001 (as amended, the "Registration Statement") registering for resale the shares sold in the February Placement. As of the date hereof, the Registration Statement has not been declared effective by the Commission.

April Private Placement

      On April 9, 2001 (the "April Placement"), the Company sold a $2,000,000 convertible note to Crescent International. Crescent International also agreed to purchase from time to time through April 9, 2002, up to $4,000,000 worth of the Company's common stock; the number of shares and the price to be determined based upon the Company's trading volume and stock price. At the closing, Crescent International made an initial purchase of 365,428 shares of the

Company's common stock for an aggregate of $250,000. The Company received net proceeds at the closing in the amount of $2,140,976, after deducting certain fees to be paid to GreenLight (Switzerland) S.A., the investor representative of Crescent International; Crescent International's due diligence expenses; and a portion of Crescent International's counsel fees. The Company also paid a fee of $157,500 and issued warrants to purchase 333,333 shares of common stock to J.P. Carey Securities, Inc. and Avondale Capital Partners, Inc.

      As required under a registration rights agreement, we filed the Registration Statement registering for resale the shares sold in the April Placement. As of the date hereof, the Registration Statement has not been declared effective by the Commission

      GlobalNet intends on using the proceeds from each of the February and April Placements and the exercise of the warrants relating thereto, each as described above, for working capital and general corporate purposes.

ITEM 5. OTHER INFORMATION

PrinVest Equipment Lease

     As described under the caption "Recent Developments" in Item 1 of our 10-K for the fiscal year ended December 31, 2000, we entered into certain capital leases for network equipment with PrinVest. The total financed amount totaled approximately $5,092,000. As of March 31, 2001, the outstanding balance totaled $2,872,000.

     In May 2001, the Company refinanced this lease with another lender, ending an existing dispute with PrinVest. After the refinancing, the interest cost on the lease decreased to 11.8% from 22.0%, and the term was extended to 36 months from the 18 months remaining under the original lease.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GLOBALNET, INC.


Dated:      May 17, 2001                  /s/  Pere Valles
                                          -------------------------------------
                                                Pere Valles
                                                Chief Financial Officer (on
                                                behalf of registrant and as
                                                principal accounting officer)