Form 10-K/A
period 2000-12-31
GLOBALNET INC
filed 2001-06-13
CIK 1095529

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


                                 FORM 10-K/A-1


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER:  0-27469

                                GLOBALNET, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    NEVADA                                       87-0635536
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

    1919 SOUTH HIGHLAND AVENUE SUITE 125-D                         60148
              LOMBARD, ILLINOIS                                  (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (630) 652-1300

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
   COMMON STOCK, PAR VALUE $.001 PER SHARE                NASDAQ SMALL CAP MARKET

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                GLOBALNET, INC.


                        2000 FORM 10-K/A-1 ANNUAL REPORT


                               TABLE OF CONTENTS


                                                                       PAGE
                                                                       ----
                                  PART I
Item 1   Business....................................................    1
Item 2   Properties..................................................   20
Item 3   Legal Proceedings...........................................   20
Item 4   Submission of Matters to a Vote of Security Holders.........   21

                                  PART II
Item 5   Market for Registrant's Common Equity and Related              22
         Stockholder Matters.........................................
Item 6   Selected Financial Data.....................................   25
Item 7   Management's Discussion and Analysis of Financial Condition    25
         and Results of Operations...................................
Item 7A  Quantitative and Qualitative Disclosures about Market          32
         Risk........................................................
Item 8   Financial Statements and Supplementary Data.................   33
Item 9   Changes and Disagreements on Accounting and Financial          52
         Disclosure..................................................

                                 PART III
Item 10  Directors and Executive Officers of the Registrant..........   52
Item 11  Executive Compensation......................................   57
Item 12  Security Ownership of Certain Beneficial Owners and            61
         Management..................................................
Item 13  Certain Relationships and Related Transactions..............   63

                                  PART IV
Item 14  Exhibits, Financial Statement Schedules, and Reports on Form   65
         8-K.........................................................

                                     PART I

ITEM 1.  BUSINESS

ORGANIZATIONAL HISTORY


  General



     GlobalNet, Inc. (the "Company") was formed on May 30, 2000 as a result of a "reverse merger" transaction, whereby GlobalNet International, Inc. merged with and into a subsidiary of Rich Earth, Inc. pursuant to an agreement and plan of merger, whereby 20,000,000 shares of Rich Earth common stock were issued in exchange for 100% of the common stock of GlobalNet International in a transaction accounted for as a reverse acquisition of Rich Earth by GlobalNet International. Prior to the reverse merger, Rich Earth was a non-operating public shell corporation with nominal assets. Following the reverse merger, the management of GlobalNet International controlled the merged company and the principal shareholders of GlobalNet International became principal shareholders of the merged company. Following the closing of the reverse merger, Rich Earth changed its name to GlobalNet, Inc. As a result of the reverse merger transaction, GlobalNet International continued as an operating entity and as a wholly-owned subsidiary of GlobalNet, Inc., and the historical financial statements of GlobalNet, Inc. replaced those of Rich Earth.



     Background of the "Reverse Merger"



     During the first quarter of 2000, the management of GlobalNet International was seeking additional equity funding in order to fully implement their business plan for the expansion of their business. Robert J. Donahue, then President of GlobalNet International, and Jonathan S. Greenhill, counsel for GlobalNet International, commenced discussions with Myron Gushlak, an associate of Xenios Xenopoulos, then the sole director of Rich Earth. In February 2000, Messrs. Donahue and Greenhill submitted a proposed plan of reorganization to Mr. Xenopoulos. The parties described above, along with Cummings and Lockwood, special counsel for GlobalNet International, and Alixe Cormick of Venture Law Corporation, special counsel for Rich Earth, negotiated the proposed plan of reorganization which was finalized as of March 22, 2000.



     The terms of the "reverse merger" included, among other things, that:



     - Rich Earth become current in the filing of reports under the Securities Exchange Act of 1934;



     - Rich Earth change its name to "GlobalNet, Inc.";



     - Rich Earth consummate a private placement sale of at least 600,000 shares of Rich Earth common stock raising an aggregate total of $6 million immediately prior to the closing of the "reverse merger";



     - Holders of GlobalNet International common stock receive 20,000 shares of the Company's common stock for each share of GlobalNet International common stock issued and outstanding for a total issuance of 20 million shares of Company common stock to the shareholders of GlobalNet International;



     - The then current directors of Rich Earth resign upon consummation of the "reverse merger"; and



     - The Company appoint 11 new directors.



     Based upon unaudited financial information as of March 31, 2000 provided by each of Rich Earth and GlobalNet International, immediately prior to the combination, Rich Earth maintained total assets of $2,509,970 and no liabilities while GlobalNet International maintained total assets and liabilities of $11,352,412 and $12,239,854, respectively. On an unaudited pro forma basis, the combination resulted in total assets and liabilities of $20,925,214 and $10,066,538, respectively.



     The terms of the "reverse merger" and the valuations attributed to each party to the combination were arrived at through arms length negotiations which considered the cash of Rich Earth and the business and proposed business of GlobalNet International, as well as the prior business experience of Mr. Donahue in the telecommunications industry. Such arms length negotiations resulted in then-existing Rich Earth shareholders holding approximately 32.0% of the outstanding shares of GlobalNet and then-existing GlobalNet International shareholders receiving approximately 64.2% of the outstanding shares of GlobalNet, in each such case, as calculated immediately after dilution to investors from private placement transactions of an aggregate amount of 1,205,450 shares of Rich Earth for aggregate net proceeds after offering expenses of $11,640,106.



     The "reverse merger" is considered by the Company to be a capital transaction in substance, rather than a business combination. That is, the "reverse merger" is equivalent to the issuance of stock by the Company for the net monetary assets of Rich Earth, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible was recorded.


COMPANY OVERVIEW

     GlobalNet provides international voice, data and Internet services over a private, managed Internet Protocol (IP) network to international carriers and other communication service providers in the United States and Latin America. GlobalNet's mission is to become the premier provider of high quality, competitively priced IP based voice, fax, and data services to Internet Service Providers (ISPs), Postal Telecommunications and Telegraph Providers (PTT's), and other Telecommunications Services Providers (TSPs) serving the Small-Medium Enterprise (SME) Market in Latin America.

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

     GlobalNet recently completed the deployment of its proprietary systems management software -- codenamed INTE-GRATE -- that seamlessly integrates data access for sales, operations and traffic analysis functions and significantly enhances customer service. The INTE-GRATE system features a central data source that eliminates duplicate entry of information and provides GlobalNet personnel with readily accessible, real-time data to meet customer needs. Additionally, INTE-GRATE tracks rapidly changing vendor costs to determine the most cost-effective routing and loading the new information into the network with minimal manual intervention. The system permits GlobalNet to make substantial routing changes in order to take advantage of pricing changes.

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


     As of November 8, 1999, GlobalNet entered into capital leases with Prinvest Financial Corp. for various network equipment with respect to which GlobalNet recorded a capital lease obligation of approximately $5,268,000. In May 2001, the Company refinanced this capital lease with another lender, ending an existing dispute with PrinVest Financial Corp. As of March 31, 2001, the outstanding balance under that lease amounted to $2,872,000. After the refinancing, the interest cost on the lease decreased to 11.8% from 22.0%, and the term was extended to 36 months from the 18 months remaining under the original lease.


  Private Placements and Restricted Stock

     On December 28, 2000, GlobalNet issued 775,000 shares of restricted common stock to various employees, vesting at the rate of 44% on September 15, 2001; 22% on May 15, 2002; and 34% on May 15, 2003.


     On March 21, 2001, the Company completed a private placement of 700,000 shares of common stock at $1.00 per share. The Company issued warrants to purchase 75,000 shares of common stock at $1.20 to various entities assisting in the placement. The Company received net proceeds at the closing in the amount of $615,000, after deducting offering costs of $85,000. The Company filed a registration statement on Form S-3 to register the shares sold in the placement and the warrants granted to the placement agents on April 2, 2001.



     On April 9, 2001 (Closing Date), the Company entered into a securities purchase agreement (Agreement) whereby the Company issued a $2,000,000 convertible note (Note) and the purchaser agreed to purchase from time to time through April 9, 2002, up to $4,000,000 of the Company's common stock. The number of shares and the price is to be determined based upon the Company's average current trading volume and stock price as defined in the Agreement. In addition, the purchaser has agreed not to acquire, through conversion of the Note, exercise of warrants, or purchase of equity, more than 9.9% of the Company's common stock as of any respective conversion, exercise or purchase date. On the Closing Date, the purchaser made an initial purchase of 365,428 shares of the Company's common stock for an aggregate of $250,000. The Company received net proceeds of $2,140,976, after deducting related expenses. The Company also paid additional offering costs of approximately $230,000 and issued warrants to two firms in connection with the Agreement to purchase an aggregate of 333,333 shares of the Company's common stock at $0.89 per share.



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



     As a result of the aforementioned transactions, the Company will record approximately $680,000 of debt discount related to the convertible note's beneficial conversion feature, approximately $285,000 of debt discount related to the incentive warrant issued, approximately $65,000 of debt discount related to the investor fees for the convertible note, and approximately $335,000 of debt issuance costs. Each of these items will be amortized over the term of the convertible note. In addition, the Company will accrete interest expense up to the amount of the redemption prices until such time as the convertible note is converted or redeemed.



     In further consideration for Crescent International entering into the transactions described above, the Company issued an Incentive Warrant to Crescent International representing the right to purchase 877,026 shares of the Company's common stock at 150% of the price at which Crescent International purchased its initial shares. The Company amended its prior registration statement on Form S-3 that was filed on April 2, 2001 in order to include the shares purchased by Crescent International, the shares that may result from the conversion of the note and exercise of the warrant shares. Such amended registration statement on Form S-3 has filed on May 1, 2001.


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

     On or about April 2, 2001, the Plaintiff filed an Amended Complaint in the action, setting forth various additional allegations principally relating to alleged wrongful conduct and activity by all defendants other than the Company and setting forth affirmative specified allegations that the wrongful acts and conduct which is complained of was allegedly undertaken and carried out by all defendants other than GlobalNet. The only specific allegation relating to the Company is that the Company had not cooperated with the Plaintiff in Plaintiff's efforts to confirm the beneficial ownership of shares and to supply to the Plaintiff books and records of the Company's transfer agent, and otherwise failed to take action to effect the reversal of the sale of the shares to Plaintiff. GlobalNet has submitted its answer to the Amended Complaint, and the Company intends to make a substantive motion seeking dismissal of the Amended Complaint, as well as other relief.


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

                                                                MARKET PRICE
                                                              ----------------
PERIOD                                                         HIGH      LOW
------                                                        ------    ------
2000:
  Second Quarter............................................  $26.88    $17.25
  Third Quarter.............................................   25.50     15.25
  Fourth Quarter............................................   14.75      0.63
2001:
  First Quarter.............................................  $ 2.77    $ 0.78
  Second Quarter (through April 12, 2001)...................    1.27      0.72

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

EQUITY TRANSACTIONS


     The Company consummated the following equity transactions, each exempt from the registration requirements under Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, and were sold only to accredited investors whose status as such were verified by us through investor representations:



  Rich Earth Private Placements


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

     All the shares and warrants issued in connection with the private placements are restricted securities and could not be sold to the public for a period of one year from the date of purchase or until such securities are qualified under a registration statement registering the resale of such securities. In addition, the Company has agreed to register for resale shares of GlobalNet common stock issued in connection with the private placements or to be issued in connection with the exercise of warrant sold in the private placements.



  Restricted Stock Issuances


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


     Additional information relating to these restricted stock issuances is set forth in Part II, Item 7, under the subheading "Non-Cash Stock Compensation," which information is hereby incorporated by reference.



  March Private Placement



     On March 21, 2001, the Company completed a private placement of 700,000 shares of common stock of $1.00 per share. The Company issued warrants to purchase 75,000 shares of common stock at $1.20 to various entities assisting in the placement. The Company received net proceeds at the closing in the amount of $615,000, after deducting offering costs of $85,000. The Company filed a registration statement on Form S-3 to register the shares sold in the placement and the warrants granted to the placement agents on April 2, 2001.



  Crescent Private Placement


     On April 9, 2001, we entered into a Securities Purchase Agreement with Crescent International Ltd. pursuant to which we sold, and Crescent International purchased, a $2,000,000 Convertible Note due April 9, 2004. Crescent International also agreed to purchase, from time to time through April 9, 2002, up to $4,000,000 worth of the our Common Stock; the number of shares and purchase price to be determined based upon trading volumes for our Common Stock and the market prices for our Common Stock for the 22 trading day period prior to the time a sale is to be made. At the closing, Crescent International made an initial purchase of 365,428 shares of our Common Stock for an aggregate of $250,000. Under the terms of the Securities Purchase Agreement, we may sell up to an additional $3,750,000 of our Common Stock to Crescent International at the prices and subject to the limitations as to the amount as provided for in the Securities Purchase Agreement. The Securities Purchase Agreement contains "anti-shorting" provisions that prohibit Crescent International from directly or indirectly engaging in short sales of the shares purchased, the note conversion shares and the warrant shares issued pursuant to warrants granted to Crescent International.


     GlobalNet received net proceeds at the closing in the amount of $2,140,976, after deducting certain fees to be paid to GreenLight (Switzerland) S.A., the investor representative of Crescent International; Crescent International's due diligence expenses; and a portion of Crescent International's counsel fees. The Company also paid additional offering costs of approximately $230,000 and issued warrants to two firms in connection with the securities purchase agreement to purchase an aggregate of 333,333 shares of the Company's common stock at $0.89 per share. In addition, the Company issued an incentive warrant to the purchaser representing the right to purchase 877,026 shares of the Company's common stock for $1.0221 per share.



     As a result of the aforementioned transactions, the Company will record approximately $680,000 of debt discount related to the convertible note's beneficial conversion feature, approximately $285,000 of debt discount related to the incentive warrant issued, approximately $65,000 of debt discount related to the investor fees for the convertible note, and approximately $335,000 of debt issuance costs. Each of these items will be amortized over the term of the convertible note. In addition, the Company will accrete interest expense up to the amount of the redemption prices until such time as the convertible note is converted or redeemed.

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


     In furtherance of the transaction, GlobalNet entered into a Registration Rights Agreement, whereby it is required to file a registration statement on behalf of Crescent International with respect to the shares purchased by it, the note conversion shares, and warrant shares issuable pursuant to warrants issued to Crescent International. Similar registration statements are to be filed for each subsequent purchase of securities made by Crescent International. The failure of GlobalNet to effect its registration statements as required under the Registration Rights Agreement may subject it to certain financial penalties. The Company amended its prior registration statement on Form S-3 that was filed on April 2, 2001 in order to include the shares purchased by Crescent International, the shares that may result from the conversion of the note and exercise of the warrant shares. Such amended registration statement on Form S-3 was filed on May 1, 2001.


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

                                                          YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------------------------
                                        1996          1997          1998         1999           2000
                                     -----------   -----------   ----------   -----------   ------------
                                     (UNAUDITED)   (UNAUDITED)
Statement of Operations Data:
  Total revenues...................   $     --      $ 792,654    $4,046,246   $24,926,891   $ 78,090,535
Income loss from continuing
  operations.......................         --       (256,082)     (111,490)   (2,535,640)   (10,646,993)
  Net income (loss) per common
     share.........................                     (0.01)        (0.01)        (0.17)         (0.47)
Balance Sheet Data:
  Total assets.....................   $241,000      $ 452,518    $  210,692   $ 6,605,400   $ 19,732,888
  Long-term obligations............         --             --            --     3,773,443      5,680,002

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


     The "reverse merger" is considered by the Company to be a capital transaction in substance, rather than a business combination. That is, the "reverse merger" is equivalent to the issuance of stock by the Company for the net monetary assets of Rich Earth, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible was recorded.


OVERVIEW

     GlobalNet provides international voice, data and Internet services over a private, managed Internet Protocol (IP) network to international carriers and other communication service providers in the United States and Latin America. GlobalNet's mission is to become the premier provider of high quality, competitively priced IP based voice, fax, and data services to Internet Service Providers (ISPs), PTT's, and other Telecommunications Services Providers (TSPs) serving the Small -- Medium Enterprise (SME) Market in Latin America.

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


     GlobalNet has experienced operating losses since its inception. Operating losses amounted to approximately $10,647,000 and $2,536,000 for the years ended December 31, 2000 and December 31, 1999, respectively. These operating losses can be attributed primarily to the "start-up" stage of the Company, the costs incurred in connection with the reverse merger and the losses associated with the prepaid telephone card business that the Company exited in the fourth quarter of 2000.



     GlobalNet's stock price has experienced a substantial decline since GlobalNet went public through a reverse merger in May 2000. The stock price volatility and decline can be attributed primarily to the adverse market conditions that affected the telecommunications industry, and especially the Voice over IP segment of this industry, in the second half of 2000.


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


     In April 1999, the Company entered into an agreement with Operadora Protel, S.A. de C.V. ("Protel"), a Mexican long-distance carrier, to equally share in the originating costs incurred in the United States by GlobalNet and the terminating costs incurred in Mexico by Protel for all the wholesale and prepaid card traffic between the two carriers. This cost-sharing agreement was temporarily suspended in the second quarter of 2000 and, as a result, GlobalNet's gross margins in that quarter were adversely affected since the prepaid card program was experiencing losses and GlobalNet was bearing most of the costs during that period. The cost-sharing agreement was terminated on October 31, 2000, as a result of the discontinuance of the prepaid card program due to its lack of profitability. The gross margin for the fourth quarter of 2000 increased to $1,776,000 or 7.5% of revenues, from 7.0% of revenues for the previous quarter, primarily as a result of the exit of the prepaid card program.


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


     Network research and development expenses increased by approximately 2,342.6%, or $3,022,000, from $129,000 for the year ended December 31, 1999 to
$3,151,000 for the year ended December 31, 2000. The increase in network research and development expenses is primarily due to the increase in the personnel needed to expand, develop and support the Company's global network.


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


     Selling and marketing expenses increased by 697.0%, from $132,000 for the year ended December 31, 1999 to $1,052,000 for the year ended December 31, 2000. The increase in selling and marketing expenses is primarily due to the addition of new sales and marketing personnel and the retention of an outside investor relations firm.



     BAD DEBT EXPENSE. Bad debt expense amounted to $482,000 or 0.6% of revenues for the year ended December 31, 2000. The majority of bad debt expense was recorded in the fourth quarter and corresponds to three customers. The Company did not experience any bad debt in 1999.



     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include the expenses incurred for general corporate functions, including administration, finance and accounting, facilities, human resources, and professional services. General and administrative expenses of $4,318,000 increased by 323.3%, or $3,298,000, for the year ended December 31, 2000 as compared to the corresponding period in 1999.

     The increase in general and administrative expenses was primarily due to the increase in headcount and salary expense that resulted from the expansion of the Company's global network. Additionally, professional fees (i.e., accounting and legal) increased significantly as a result of the Company completing its reverse merger in the second quarter of 2000.


     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses of $2,903,000 for the year ended December 31, 2000 were 228.8%, or $2,020,000, higher than those of the corresponding period in 1999. The increase in depreciation expense is due to the acquisition of additional property and equipment. GlobalNet's property and equipment (before accumulated depreciation) increased by 153.0% or $8,159,000, from $5,332,000 as of December 31, 1999 to
$13,491,000 as of December 31, 2000.


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


     The following table sets forth the people who received restricted stock during the year ended December 31, 2000 and the amount so received:



                                GLOBALNET, INC.


                            RESTRICTED STOCK GRANTS



                                             SHARES FORFEITED
                                                   FROM
                                 SHARES        MAY 16, 2000            SHARES
                               GRANTED ON           TO               GRANTED ON
                              MAY 15, 2000   DECEMBER 27, 2000    DECEMBER 28, 2000      TOTAL
                              ------------   -----------------    -----------------    ---------
EMPLOYEES
  Robert Donahue............          --                --              75,000            75,000
  Colum Donahue.............          --                --              75,000            75,000
  Dan Wickersham............     375,000                --              50,000           425,000
  Pere Valles...............          --                --             425,000           425,000
  Barry Toser(1)............     250,000          (250,000)                 --                --
  Bruce Ogden(1)............     200,000          (200,000)                 --                --
  Rick Ganon(1).............     200,000          (200,000)                 --                --
  Donna Janick..............     100,000                --              25,000           125,000
  Fred Bigney...............     100,000                --              25,000           125,000
  Chuck Roelle..............      90,000                --              25,000           115,000
  Ted Broa..................      50,000                --              25,000            75,000
  Mike Dombrowski...........      10,000                --              25,000            35,000
  Ed Geoffrey...............          --                --               5,000             5,000
  Debbie Dalton.............          --                --               5,000             5,000
  Leo Graham................          --                --               7,500             7,500
  Chris Ortiz...............          --                --               7,500             7,500
                               ---------         ---------            --------         ---------
                               1,375,000          (650,000)            125,000         1,500,000
                               ---------         ---------            --------         ---------
DIRECTORS
  Carm Adimando.............     175,000                --                  --           175,000
  Greenhill Partners........      25,000                --                  --            25,000
                               ---------         ---------            --------         ---------
                                 200,000                --                  --           200,000
                               ---------         ---------            --------         ---------

                                             SHARES FORFEITED
                                                   FROM
                                 SHARES        MAY 16, 2000            SHARES
                               GRANTED ON           TO               GRANTED ON
                              MAY 15, 2000   DECEMBER 27, 2000    DECEMBER 28, 2000      TOTAL
                              ------------   -----------------    -----------------    ---------
CONSULTANTS
  Patrick Kealy.............     300,000                --                  --           300,000
  Nick Mastrondardi.........     150,000                --                  --           150,000
                               ---------         ---------            --------         ---------
                                 450,000                --                  --           450,000
                               ---------         ---------            --------         ---------
Total Shares Granted........   2,025,000          (650,000)            125,000         2,150,000
                               =========         =========            ========         =========



Notes

---------------


(1)These employees left the Company before their shares vested.



(2)Other than the stock grant to Greenhill Partners which vested immediately, the stock grants are subject to the following vesting schedule:



15-Sep-01..............................................   44%
15-May-02..............................................   22%
15-May-03..............................................   34%
                                                         ---
                                                         100%
                                                         ===



     INTEREST EXPENSE. Interest expense (net of interest income) increased by 72.7% from $752,000 for the year ended December 31, 1999 to $1,299,000 for the year ended December 31, 2000. As a percentage of revenue, interest expense decreased from 3.0% for the year ended December 31, 1999 to 1.7% for the year ended December 31, 2000. The interest expense consists primarily of the capital leases used by the Company to finance the acquisition of new network equipment.



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


     DATA COMMUNICATIONS AND TELECOMMUNICATIONS. Data communications and telecommunications cost increased by 650.7%, from $3,370,000 for the year ended December 31, 1998 to $25,299,000 for the year ended December 31, 1999 primarily as a result in the increase in the traffic handled by the Company's network.


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


     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by approximately 29.4%, or $232,000, from $788,000 for the year ended December 31, 1998 to $1,020,000 for the year ended December 31, 1999. As a percentage of net revenues, general and administrative expenses decreased from 19.5% for the year ended December 31, 1998 to 4.1% for the year ended December 31, 1999.


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


     OTHER EXPENSES. Other expenses (net of other income) decreased by 76.6%, from $175,000 for the year ended December 31, 1998 to $41,000 for the year ended December 31, 1999. The amounts paid were for legal expenses related to an affiliated entity that filed for bankruptcy, and for amounts due to a creditor of the affiliated entity. Currently, there are no obligations or claims against the Company related to that affiliated entity.



     INTEREST EXPENSE. Interest expense (net of interest income) increased by 9,300.0%, from $8,000 for the year ended December 31, 1998 to $752,000 for the year ended December 31, 1999. The interest expense incurred in 1999 corresponds primarily to capital leases entered in that year. The Company was not leasing any equipment in 1998.


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


     On March 21, 2001, the Company completed a private placement of 700,000 shares of common stock at $1.00 per share. The Company received net proceeds at the closing in the amount of $670,000, after deducting a finder's fee of $30,000.



     On April 9, 2001 (Closing Date), the Company entered into a securities purchase agreement (Agreement) whereby the Company issued a $2,000,000 convertible note (Note) and the purchaser agreed to purchase from time to time through April 9, 2002, up to $4,000,000 of the Company's common stock. The number of shares and the price is to be determined based upon the Company's average current trading volume and stock price as defined in the Agreement. In addition, the purchaser has agreed not to acquire, through conversion of the Note, exercise of warrants, or purchase of equity, more than 9.9% of the Company's common stock as of any respective conversion, exercise or purchase date. On the Closing Date, the purchaser made an initial purchase of 365,428 shares of the Company's common stock for an aggregate of $250,000. The

Company received net proceeds of $2,140,976, after deducting related expenses. The Company also paid additional offering costs of approximately $230,000 and issued warrants to two firms in connection with the Agreement to purchase an aggregate of 333,333 shares of the Company's common stock at $0.89 per share.


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

CASH FLOW DATA -- YEAR ENDED DECEMBER 31, 2000 AND 1999

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


     At December 31, 2000, our total current liabilities exceeded our total current assets by approximately $7,511,000 primarily as a result of our history of operating losses. Additionally, the credit terms that we receive from our vendors are generally more favorable than those that we offer to our customers. Considering the Company's working capital deficit, the Company may need to seek additional capital through the issuance of equity securities and/or credit facilities within the next 12 months.


RECENTLY ISSUED ACCOUNTING STANDARDS

     During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging Activities), which is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a comprehensive standard for the recognition and measurement of derivative instruments and hedging activities. The Company does not expect the adoption of the new standard to have a material effect on our consolidated financial position, liquidity, or results of operations.

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

                                                       /S/ KPMG LLP
                                          --------------------------------------
                                                         KPMG LLP

Chicago, Illinois
March 12, 2001, except as to Notes 13, 15 and 16, which are as of April 9, 2001

                         GLOBALNET, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                  2000           1999
                                                              ------------    ----------
                                         ASSETS
Current assets:
  Cash......................................................  $  2,545,459       304,626
  Restricted cash...........................................       157,872       473,019
  Accounts receivable, net of allowance for doubtful
     accounts of $364,000 and $0, respectively..............     5,050,121     1,199,283
  Due from related party....................................            --        41,319
  Prepaid expenses and other current assets.................       273,989       137,427
                                                              ------------    ----------
          Total current assets..............................     8,027,441     2,155,674
Property and equipment, net.................................    10,038,779     4,449,726
Intangible assets, net......................................     1,666,668            --
                                                              ------------    ----------
          Total assets......................................  $ 19,732,888     6,605,400
                                                              ============    ==========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable..........................................  $ 11,070,623     2,925,798
  Accrued expenses..........................................       431,862        94,694
  Salaries and wages payable................................            --       176,083
  Deferred revenue..........................................            --     1,582,661
  Term loan.................................................            --       617,039
  Current portion of capital lease obligations..............     4,035,682     1,114,677
                                                              ------------    ----------
          Total current liabilities.........................    15,538,167     6,510,952
Capital lease obligations, net of current portion...........     5,680,002     3,773,443
Stockholders' deficit:
  Common stock; 100,000,000 shares authorized, $0.001 par
     value; 31,165,450 shares issued and outstanding at
     December 31, 2000......................................        31,165            --
  Additional paid-in-capital................................    23,457,290            --
  Accumulated deficit.......................................   (15,625,769)           --
  Deferred compensation.....................................    (9,347,967)           --
  Members' deficit..........................................            --    (3,678,995)
                                                              ------------    ----------
          Total stockholders' deficit.......................    (1,485,281)   (3,678,995)
                                                              ------------    ----------
          Total liabilities and stockholders' deficit.......  $ 19,732,888     6,605,400
                                                              ============    ==========

          See accompanying notes to consolidated financial statements.

                         GLOBALNET, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                           2000           1999          1998
                                                       ------------    ----------    ----------
Revenue..............................................  $ 78,090,535    24,926,891     4,046,246
Operating expenses:
  Data communications and telecommunications.........    74,330,916    25,298,531     3,370,153
  Network research and development (exclusive of
     $266,667 for the year ended December 31, 2000
     reported below as non-cash stock
     compensation)...................................     3,151,171       129,454            --
  Selling and marketing (exclusive of $46,499 for the
     year ended December 31, 2000 reported below as
     non-cash stock compensation)....................     1,051,814       131,815            --
  General and administrative (exclusive of $2,187,214
     for the year ended December 31, 2000 reported
     below as non-cash stock compensation)...........     4,318,335     1,020,092       787,583
  Bad debt expense...................................       482,007            --            --
  Depreciation and amortization......................     2,902,905       882,639            --
  Non-cash stock compensation........................     2,500,380            --            --
                                                       ------------    ----------    ----------
     Total operating expenses........................    88,737,528    27,462,531     4,157,736
                                                       ------------    ----------    ----------
     Operating loss..................................   (10,646,993)   (2,535,640)     (111,490)
  Other expense......................................            --       (40,865)     (174,780)
  Interest income (expense), net.....................    (1,299,452)     (752,068)       (8,070)
                                                       ------------    ----------    ----------
     Loss before minority interest and income
       taxes.........................................   (11,946,445)   (3,328,573)     (294,340)
  Minority interest..................................            --        50,000            --
  Income taxes.......................................           327            --            --
                                                       ------------    ----------    ----------
     Net loss........................................  $(11,946,772)   (3,278,573)     (294,340)
                                                       ============    ==========    ==========
  Pro forma weighted average number of shares
     outstanding.....................................    25,223,877    20,000,000    20,000,000
                                                       ============    ==========    ==========
  Pro forma basic and diluted loss per share.........  $      (0.47)        (0.16)        (0.01)
                                                       ============    ==========    ==========

          See accompanying notes to consolidated financial statements.

                         GLOBALNET, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  GLOBALNET, INC.
                                       ---------------------------------------------------------------------
                                           COMMON STOCK       ADDITIONAL                    TREASURY STOCK
                                       --------------------    PAID-IN-     ACCUMULATED    -----------------
                                         SHARES     AMOUNT      CAPITAL       DEFICIT       SHARES    AMOUNT
                                       ----------   -------   -----------   ------------   --------   ------
Balance at December 31, 1997.........          --   $   --    $        --   $        --          --   $  --
Net Loss.............................          --       --             --            --          --      --
                                       ----------   -------   -----------   ------------   --------   -----
Balance at December 31, 1998.........          --       --             --            --          --      --
Issuance of member's interests by
 subsidiary..........................          --       --             --            --          --      --
Net loss.............................          --       --             --            --          --      --
                                       ----------   -------   -----------   ------------   --------   -----
Balance at December 31, 1999.........          --       --             --            --          --      --
Exchange of members' interests for
 common stock........................          --       --             --            --
Contribution by shareholders.........          --       --             --            --          --      --
Issuance of restricted stock.........          --       --             --            --          --      --
Exchange of common shares in
 connection with merger with Rich
 Earth, Inc. ........................  19,875,000   19,875     16,180,002    (3,678,997)    125,000     125
Capital of Rich Earth, Inc. at time
 of merger...........................  10,997,061   10,997     10,179,183            --          --      --
Issuance of common stock from private
 placement, net......................     168,389      168      1,449,758            --          --      --
Forfeiture of restricted stock by
 employees upon termination..........    (650,000)    (650)    (5,200,000)           --     650,000     650
Issuance of restricted stock from
 treasury............................     775,000      775        581,250            --    (775,000)   (775)
Issuance of options and warrants to
 nonemployees........................          --       --        267,097            --          --      --
Amortization of deferred
 compensation........................          --       --             --            --          --      --
Net loss.............................          --       --             --   (11,946,772)         --      --
                                       ----------   -------   -----------   ------------   --------   -----
Balance at December 31, 2000.........  31,165,450   $31,165   $23,457,290   $(15,625,769)        --   $  --
                                       ==========   =======   ===========   ============   ========   =====

                                                       GLOBALNET INTERNATIONAL, INC.
                                       --------------------------------------------------------------
                                        COMMON STOCK      ADDITIONAL                  TREASURY STOCK
                                       ---------------     PAID-IN-     ACCUMULATED   ---------------
                                       SHARES   AMOUNT     CAPITAL        DEFICIT     SHARES   AMOUNT
                                       ------   ------   ------------   -----------   ------   ------
Balance at December 31, 1997.........      --    $--     $         --   $       --       --      $--
Net Loss.............................      --     --               --           --       --      --
                                       ------    ---     ------------   -----------    ----      --
Balance at December 31, 1998.........      --     --               --           --       --      --
Issuance of member's interests by
 subsidiary..........................      --     --               --           --       --      --
Net loss.............................      --     --               --           --       --      --
                                       ------    ---     ------------   -----------    ----      --
Balance at December 31, 1999.........      --     --               --           --       --      --
Exchange of members' interests for
 common stock........................   2,000      2               --   (3,678,997)
Contribution by shareholders.........    (215)    --               --           --      215      --
Issuance of restricted stock.........     203     --       16,200,000           --     (203)     --
Exchange of common shares in
 connection with merger with Rich
 Earth, Inc. ........................  (1,988)    (2)     (16,200,000)   3,678,997      (12)     --
Capital of Rich Earth, Inc. at time
 of merger...........................      --     --               --           --       --      --
Issuance of common stock from private
 placement, net......................      --     --               --           --       --      --
Forfeiture of restricted stock by
 employees upon termination..........      --     --               --           --       --      --
Issuance of restricted stock from
 treasury............................      --     --               --           --       --      --
Issuance of options and warrants to
 nonemployees........................      --     --               --           --       --      --
Amortization of deferred
 compensation........................      --     --               --           --       --      --
Net loss.............................      --     --               --           --       --      --
                                       ------    ---     ------------   -----------    ----      --
Balance at December 31, 2000.........      --    $--     $         --   $       --       --      $--
                                       ======    ===     ============   ===========    ====      ==

                                            DTA
                                       COMMUNICATIONS
                                        NETWORK, LLC
                                          MEMBERS'        DEFERRED        TOTAL
                                          DEFICIT       COMPENSATION     DEFICIT
                                       --------------   ------------   ------------
Balance at December 31, 1997.........   $  (256,082)    $        --    $   (256,082)
Net Loss.............................      (294,340)             --        (294,340)
                                        -----------     ------------   ------------
Balance at December 31, 1998.........      (550,422)             --        (550,422)
Issuance of member's interests by
 subsidiary..........................       150,000              --         150,000
Net loss.............................    (3,278,573)             --      (3,278,573)
                                        -----------     ------------   ------------
Balance at December 31, 1999.........    (3,678,995)             --      (3,678,995)
Exchange of members' interests for
 common stock........................     3,678,995              --              --
Contribution by shareholders.........            --              --              --
Issuance of restricted stock.........            --     (16,200,000)             --
Exchange of common shares in
 connection with merger with Rich
 Earth, Inc. ........................            --              --              --
Capital of Rich Earth, Inc. at time
 of merger...........................            --              --      10,190,180
Issuance of common stock from private
 placement, net......................            --              --       1,449,926
Forfeiture of restricted stock by
 employees upon termination..........            --       5,200,000              --
Issuance of restricted stock from
 treasury............................            --        (581,250)             --
Issuance of options and warrants to
 nonemployees........................            --         (58,388)        208,709
Amortization of deferred
 compensation........................            --       2,291,671       2,291,671
Net loss.............................            --              --     (11,946,772)
                                        -----------     ------------   ------------
Balance at December 31, 2000.........   $        --     $(9,347,967)   $ (1,485,281)
                                        ===========     ============   ============

          See accompanying notes to consolidated financial statements.

                         GLOBALNET, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                  2000           1999         1998
                                                              ------------    ----------    --------
Cash flows from operating activities:
  Net loss..................................................  $(11,946,772)   (3,278,573)   (294,340)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization...........................     2,902,905       882,639          --
    Provision for doubtful accounts.........................       482,007
    Non-cash stock compensation.............................     2,500,380            --          --
    Minority interest.......................................            --       (50,000)         --
    Changes in assets and liabilities:
      Restricted cash.......................................       315,147      (473,019)         --
      Accounts receivable...................................    (4,332,845)   (1,199,283)    141,735
      Due from related party................................        41,319       (33,375)      6,660
      Prepaid expenses and other current assets.............      (136,562)     (131,949)     (5,478)
      Accounts payable......................................     8,144,825     2,478,323     329,190
      Salaries and wages payable............................      (176,083)      (66,307)     57,721
      Deferred revenue......................................    (1,582,661)    1,511,412     (96,751)
      Accrued expenses......................................       (67,819)       94,694          --
                                                              ------------    ----------    --------
         Net cash provided by (used in) operating
           activities.......................................    (3,856,159)     (265,438)    138,737
                                                              ------------    ----------    --------
Cash flows from investing activities -- purchase of property
  and equipment.............................................      (675,724)     (240,530)         --
                                                              ------------    ----------    --------
         Net cash used in investing activities..............      (675,724)     (240,530)         --
                                                              ------------    ----------    --------
Cash flows from financing activities:
  Proceeds from term loan...................................            --       734,517          --
  Repayments of principal on term loan......................      (617,039)     (117,478)         --
  Principal payments on capital lease obligations...........    (2,123,153)     (203,715)         --
  Advances from Rich Earth, Inc. prior to merger with Rich
    Earth, Inc..............................................       800,000            --          --
  Cash acquired from merger with Rich Earth, Inc............     7,262,982            --          --
  Proceeds from private placements..........................     1,449,926            --          --
  Contribution from minority interest of subsidiary.........            --       200,000          --
                                                              ------------    ----------    --------
         Net cash provided by financing activities..........     6,772,716       613,324          --
                                                              ------------    ----------    --------
         Net increase in cash...............................     2,240,833       107,356     138,737
Cash at beginning of year...................................       304,626       197,270      58,533
                                                              ------------    ----------    --------
Cash at end of year.........................................  $  2,545,459       304,626     197,270
                                                              ============    ==========    ========
Supplemental disclosure of cash flow information -- cash
  paid for interest.........................................  $  1,434,000       657,374       8,070
                                                              ============    ==========    ========
Supplemental disclosure of noncash investing and financing
  activities:
  Payment for purchase of 25% minority interest and certain
    assets of GlobalNet L.L.C. by Rich Earth, Inc. on behalf
    of the Company..........................................     2,127,198            --          --
                                                              ============    ==========    ========
  Cancellation of notes payable to Rich Earth, Inc. in
    connection with Merger with Rich Earth, Inc.............     2,927,198            --          --
                                                              ============    ==========    ========
  Equipment acquired under capital leases...................     7,355,704     5,091,835          --
                                                              ============    ==========    ========

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


     The Merger is considered by the Company to be a capital transaction in substance, rather than a business combination. That is, the Merger is equivalent to the issuance of stock by the Company for the net monetary assets of Rich Earth, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible was recorded.


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

                         GLOBALNET, INC. AND SUBSIDIARY

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

                         GLOBALNET, INC. AND SUBSIDIARY

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

DERIVATIVES

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, (SFAS 133 "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") which was later amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the effective date of FASB Statement No. 133" and by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133" (collectively, the "Standard"). The Standard requires companies to record derivative instruments on the balance sheet as assets or liabilities measured at fair value. The accounting treatment of gains and losses resulting from changes

                         GLOBALNET, INC. AND SUBSIDIARY
in the value of derivatives depends on the use of the derivatives and whether they qualify for hedge accounting. The Standard is required to be adopted for financial statements issued for the fiscal year ending December 31, 2001. As the Company does not currently engage in derivatives or hedging transactions, there will be no impact to the Company's results of operations, financial position or cash flows upon the adoption of SFAS 133.

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

                         GLOBALNET, INC. AND SUBSIDIARY

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

     The provision for income taxes consist of the following during the year ended December 31, 2000:

                                                              AMOUNT
                                                              ------
Current taxes:
  Federal...................................................   $ --
  State.....................................................    327
                                                               ----
     Total..................................................    327
Deferred taxes:
  Federal...................................................     --
  State.....................................................     --
                                                               ----
     Total..................................................     --
                                                               ----
Provision for income taxes..................................   $327
                                                               ====

     The total tax provision for the year ended December 31, 2000 differs from the amount computed by applying the federal income tax rate of 35% to the loss before income taxes for the following reasons:



Expected income tax benefit at federal income tax rate......  $(4,181,256)
Increase (decrease) in taxes resulting from State income tax
  benefit...................................................     (699,259)
  Meals and entertainment...................................        7,508
  Deferred income and expenses recognized on LLC tax
     return.................................................     (802,767)
  Amortization of goodwill..................................      105,000
  Change in valuation allowance.............................    5,571,101
                                                              -----------
                                                              $       327
                                                              ===========


     Deferred tax assets (liabilities) are comprised of the following at December 31, 2000:

Deferred tax assets
  Non-cash stock compensation expense.......................  $ 1,045,975
  Professional fees related to merger.......................      627,490
  Continuing operations NOL carryforward....................    4,193,248
                                                              -----------
          Total deferred tax assets.........................    5,866,713
Valuation allowance.........................................   (5,825,052)
                                                              -----------
Deferred tax liabilities:
  Depreciation..............................................  $   (39,927)
  Federal impact of state NOL carryforward..................       (1,734)
                                                              -----------
          Total deferred tax liabilities....................      (41,661)
                                                              -----------
          Net deferred income taxes.........................  $        --
                                                              ===========

     The net change in the total valuation allowance for the year ended December 31, 2000 was an increase of $5,825,052. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which these

                         GLOBALNET, INC. AND SUBSIDIARY
temporary differences become deductible. This assessment was performed considering the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Due to the Company's operating losses, there is uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Accordingly, these assets have been fully reserved.

(4)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                   DECEMBER 31,
                                                             -------------------------
                                                                2000           1999
                                                             -----------    ----------
Leasehold improvements.....................................  $    40,362    $       --
Network equipment under capital leases.....................   12,623,269     5,267,565
Furniture and equipment....................................      827,360        64,800
                                                             -----------    ----------
                                                              13,490,991     5,332,365
Less accumulated depreciation and amortization.............    3,452,212       882,639
                                                             -----------    ----------
  Property and equipment, net..............................  $10,038,779    $4,449,726
                                                             ===========    ==========

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

     In November 1999, GlobalNet entered into capital leases with Prinvest Financial Corp. (Prinvest) for various network equipment with respect to which GlobalNet recorded a capital lease obligation of approximately $5,267,565. The leases have a 42-month term, with annual interest at a rate of 22%. The leased

                         GLOBALNET, INC. AND SUBSIDIARY
equipment secures all leases. The lease agreements contains a purchase option of $1 at the end of the lease. The lease is secured by a first priority interest in substantially all the Company's assets, including, but not limited to accounts receivable, general intangibles, and fixed assets. The lease is also secured by a second priority interest in the Company's assets under capital leases with other lessors.

     Future minimum lease payments under capital leases and noncancelable operating leases at December 31, 2000 are as follows:

                                                              OPERATING      CAPITAL
                                                              ---------    -----------
2001........................................................  $359,972     $ 4,877,197
2002........................................................   194,200       4,943,601
2003........................................................   191,887       1,844,339
2004........................................................    81,411              --
2005 and thereafter.........................................    19,620              --
                                                              --------     -----------
     Total future minimum lease payments....................  $847,090      11,665,137
                                                              --------     -----------
Less amount representing interest......................................      1,949,453
                                                                           -----------
     Net present value of minimum lease payments.......................      9,715,684
Less current portion...................................................      4,035,682
                                                                           -----------
Long-term portion, net of current portion..............................    $ 5,680,002
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

                         GLOBALNET, INC. AND SUBSIDIARY

(9)  STOCKHOLDERS' EQUITY

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


     The Merger is considered by the Company to be a capital transaction in substance, rather than a business combination. That is, the Merger is equivalent to the issuance of stock by the Company for the net monetary assets of Rich Earth, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible was recorded.


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

                         GLOBALNET, INC. AND SUBSIDIARY

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

     Stock option activity for the year ended December 31, 2000, is as follows:

                                                                  WEIGHTED      WEIGHTED
                                                                  AVERAGE     AVERAGE FAIR
                                                     NUMBER OF    EXERCISE      VALUE ON
                                                      SHARES       PRICE       GRANT DATE
                                                     ---------    --------    ------------
Outstanding, December 31, 1999.....................         --        --
Granted............................................  2,661,000     $9.43         $ 5.04
Forfeited..........................................   (360,000)     7.80
                                                     ---------     -----
Outstanding, December 31, 2000.....................  2,301,000     $9.68
                                                     =========     =====

                         GLOBALNET, INC. AND SUBSIDIARY

     The following table summarizes information relating to currently outstanding and exercisable stock options as of December 31, 2000:

                                                                     WEIGHTED
                                                                      AVERAGE      WEIGHTED
                                                                     REMAINING     AVERAGE
                                                       OPTIONS      CONTRACTUAL    EXERCISE
RANGE OF EXERCISE PRICES                             OUTSTANDING       LIFE         PRICE
------------------------                             -----------    -----------    --------
$0.75 -- 0.77                                           266,000        6.23         $ 0.75
$8.00                                                 1,285,000        6.25         $ 8.00
$12.00 -- 16.00                                         750,000        9.71         $15.73
                                                      ---------        ----         ------
$0.75 -- 16.00                                        2,301,000        7.38         $ 9.68
                                                      =========        ====         ======

     There were no options exercisable at December 31, 2000

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

     The following weighted average assumptions were used during 2000:

Risk-free interest rate.....................................        6.40%
Expected dividend yield.....................................           0%
Expected lives..............................................  3.60 years
Volatility..................................................          66%

     Had compensation expense from the Company's Plan been determined consistent with SFAS No. 123, net loss and net loss per share would have been approximately as follows:

Net loss applicable to common stockholders
  As reported...............................................  $11,946,772
  Pro forma.................................................   13,906,445
                                                              ===========
Basic and diluted net loss per share
  As reported...............................................  $     (0.47)
  Pro forma.................................................        (0.55)
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

                         GLOBALNET, INC. AND SUBSIDIARY

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

                         GLOBALNET, INC. AND SUBSIDIARY

          Data relating to the Company's operations by geographic area is set forth below:

                                   UNITED STATES      MEXICO        OTHER         TOTAL
                                   -------------    ----------    ----------    ----------
2000
  Revenues.......................   $        --     37,312,408    40,778,127    78,090,535
  Identifiable assets............    10,038,779             --            --    10,038,779
1999
  Revenues.......................            --     12,565,945    12,360,946    24,926,891
  Identifiable assets............     4,449,726             --            --     4,449,726
1998
  Revenues.......................            --      4,046,246            --     4,046,246
  Identifiable assets............            --             --            --            --

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


     Rubin v. Gushlak -- On December 26, 2000, an action entitled Rubin v. Gushlak, et al, Case No. 00-13406, was filed in the United States District Court for the Central District of California, which was subsequently amended on April 2, 2001. This action is against Myron Gushlak, a director of GlobalNet until his resignation on April 4, 2001, and thirteen other named defendants, including GlobalNet. The action arises out of the purchase by the plaintiff of 1,000,000 shares of the Company's common stock from Mr. Gushlak, allegedly acting as agent for another shareholder, at a price of $5 per share in a private transaction which Mr. Gushlak allegedly facilitated. The primary relief sought in the action is the rescission of the contract of purchase from Mr. Gushlak, allegedly acting as agent for another shareholder; and damages in the alternative. The complaint alleges that defendant Gushlak allegedly induced the plaintiff to purchase shares of GlobalNet's common stock from Mr. Gushlak, allegedly acting as agent for another shareholder and, in doing so, allegedly violated various provisions of the federal securities laws. The complaint also alleges that GlobalNet failed to cooperate with the plaintiff in its efforts to confirm Gushlak's beneficial ownership of shares. The action is only in its formative stages and discovery or substantive proceedings have not as yet been initiated.



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


     PrinVest Financial Corp. -- As of November 8, 1999, GlobalNet entered into capital leases with Prinvest Financial Corp. (PrinVest) for various network equipment with respect to which GlobalNet recorded a capital

                         GLOBALNET, INC. AND SUBSIDIARY
lease obligation of approximately $5,268,000. A dispute currently exists between GlobalNet and PrinVest with respect to compliance by GlobalNet under a financing and security agreement dated as of November 8, 1999 and a lease agreement dated as of that date. As of December 31, 2000, the amount outstanding under the capital lease facility with PrinVest Financial Corp. amounted to approximately $3,124,000. In an attempt to resolve the dispute, GlobalNet and PrinVest entered into a forbearance agreement on October 27, 2000 whereby PrinVest would forebear from declaring acceleration of the indebtedness of GlobalNet under these leases. This forbearance agreement expired on January 26, 2001. As of April 9, 2001, no formal proceedings have been initiated.

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

                                           FIRST         SECOND          THIRD         FOURTH
2000                                      QUARTER        QUARTER        QUARTER        QUARTER
----                                    -----------    -----------    -----------    -----------
Total revenues........................  $14,486,390    $16,283,132    $23,635,285    $23,685,728
Operating expenses....................   14,929,518     19,926,349     26,767,990     27,113,671
Operating loss........................     (443,128)    (3,643,217)    (3,132,705)    (3,427,943)
Net loss..............................     (725,575)    (3,899,091)    (3,492,707)    (3,829,399)
Pro forma basic and diluted loss per
  share...............................        (0.04)         (0.17)         (0.12)         (0.13)

                                           FIRST         SECOND          THIRD         FOURTH
1999                                      QUARTER        QUARTER        QUARTER        QUARTER
----                                    -----------    -----------    -----------    -----------
Total revenues........................  $ 1,639,078    $ 3,289,554    $ 5,517,418    $14,480,841
Operating expenses....................    1,637,937      3,248,054      6,233,789     16,342,751
Operating income (loss)...............        1,141         41,500       (716,371)    (1,861,910)
Net income (loss).....................        6,141        (58,220)    (1,025,658)    (2,200,836)
Pro forma basic and diluted loss per
  share...............................         0.00          (0.00)         (0.05)         (0.11)

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

                         GLOBALNET, INC. AND SUBSIDIARY

     Management continues to believe that the Company is well suited to take advantage of the current market opportunities. The Company will continue to aggressively pursue business in higher-margin geographic regions, increase margins and monitor costs in order to accelerate its path to profitability.


(16)  SUBSEQUENT EVENTS



     On March 21, 2001, the Company completed a private placement of 700,000 shares of common stock at $1 per share. The Company received net proceeds at the closing in the amount of $615,000, after deducting offering costs of $85,000. In addition, the Company issued warrants to purchase 75,000 shares of common stock at $1.20 to various entities assisting in the private placement. The Company filed a registration statement on Form S-3 to register the shares sold in the placement and the warrants granted to the placement agents on April 2, 2001.



     On April 9, 2001 (Closing Date), the Company entered into a securities purchase agreement (Agreement) whereby the Company issued a $2,000,000 convertible note (Note) and the purchaser agreed to purchase from time to time through April 9, 2002, up to $4,000,000 of the Company's common stock. The number of shares and the price is to be determined based upon the Company's average current trading volume and stock price as defined in the Agreement. In addition, the purchaser has agreed not to acquire, through conversion of the Note, exercise of warrants, or purchase of equity, more than 9.9% of the Company's common stock as of any respective conversion, exercise or purchase date. On the Closing Date, the purchaser made an initial purchase of 365,428 shares of the Company's common stock for an aggregate of $250,000. The Company received net proceeds of $2,140,976, after deducting related expenses. The Company also paid additional offering costs of approximately $230,000 and issued warrants to two firms in connection with the Agreement to purchase an aggregate of 333,333 shares of the Company's common stock at $0.89 per share.



     The Note has a maturity date of April 9, 2004 and does not bear interest unless the Company is in default in delivering conversion shares to the purchaser, or fails to repay the Note by the maturity date, in which case the Note bears interest at a rate of 8% per annum calculated from April 9, 2001. The Company also has the right to redeem the Note at redemption prices ranging from 112.5% to 140% of the principal amount of the Note, depending upon the time the
Note is redeemed.



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



     The Company also issued a protective warrant to the purchaser which only becomes exercisable on the effective date of the registration statement (Registration Statement) related to the Agreement. Under the terms of the protective warrant, if the price of the Company's common stock as computed on the effective date of the Registration Statement is lower than the purchase price of the common stock on the Closing Date, the protective warrant becomes exercisable for a certain number of shares as defined in the Agreement. As of April 9, 2001, based upon the closing stock price of the Company on that date, the protective warrant was not exercisable for any shares of common stock of the Company.



     As a result of the aforementioned transactions, the Company will record approximately $680,000 of debt discount related to the convertible note's beneficial conversion feature, approximately $285,000 of debt discount related to the incentive warrant issued, approximately $65,000 of debt discount related to the investor fees for the convertible note, and approximately $335,000 of debt issuance costs. Each of these items will be amortized over the term of the convertible note. In addition, the Company will accrete interest expense up to the amount of the redemption prices until such time as the convertible note is converted or redeemed.

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

DIRECTORS

     Listed below are the Directors of the Company whose one-year terms expire at the 2001 annual meeting of shareholders.


NAME                                                   AGE                 POSITION
----                                                   ---                 --------
Robert J. Donahue....................................  61    Chairman and Chief Executive Officer
Daniel M. Wickersham.................................  55    President
Pere Valles..........................................  30    Chief Financial Officer
Colum P. Donahue.....................................  27    Chief Operating Officer and Secretary
Carmine F. Adimando..................................  56    Director
Jonathan S Greenhill.................................  47    Director
Richard E. Wilson....................................  58    Director
Paul Fritz...........................................  59    Director
Philip R. Zimmermann.................................  47    Director
Myron Gushlak(1).....................................  31    Director
Robert H. Kohn(2)....................................  43    Director


---------------
(1) On April 4, 2001, Mr. Gushlak tendered his resignation from the Board of Directors. Mr. Gushlak served as a Director of the Company during the period covered by this Report. At this time, the Company has no immediate plans to fill Mr. Gushlak's vacant Board seat.


(2)On June 11, 2001, Mr. Kohn tendered his resignation from the Board of Directors. Mr. Kohn served as a Director of the Company during the period covered by this Report. At this time, the Company has no immediate plans to fill Mr. Kohn's vacant Board seat.


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


     Daniel M. Wickersham. Mr. Wickersham joined the Company in January 2000 as President with more than 30 years of telecommunications industry experience. He brings international and domestic hands-on expertise in telecommunication and information technology, ranging from engineering, operating and business management to sales/marketing. From March 1998 through January 1999, Mr. Wickersham was President and COO of WorldPort Communications, Inc. From February 1996 through March 1998, Mr. Wickersham was a Director at Equant Telecommunication network experience includes Tenneco, U.S. Army, several Bell Operating Companies and a number of local cable organizations. He was also the owner of a consulting company called Global Telecom Ventures, Inc. from January 1999 through March 2000. In parallel with his civilian accomplishments, Mr. Wickersham recently retired form the U.S. Army Active Reserve as a Lieutenant Colonel with over 30 years of continuous combined Active and Active Reserve service. His career was mostly comprised of service as a signal Corp Officer with a specialty in Telecommunications and Information Management.



     Pere Valles. Mr. Valles joined the Company as Chief Financial Officer in August 2000. Prior to that, Mr. Valles was a Senior Manager in KPMG LLP's Transaction Services Group in Miami, Florida from May 1997 through August 2000. At KPMG, Mr. Valles provided acquisition advisory and financial due diligence services to corporations and private equity groups doing international transactions in the U.S., Latin America and Europe. His primary focus was on the telecommunications industry in Latin America.



     Colum P. Donahue. Mr. Donahue began his career in telecommunications with DTA Communications Network, LLC, now merged with GlobalNet, in 1997. Starting in technical support, Mr. Donahue gained hands-on experience in every aspect of telecom business. He was responsible for the start-up activities and service coordination of new and existing international networks. Mr. Donahue was also responsible for establishing new customers, arranging for network interconnection and negotiating international carrier rates. In his position at GlobalNet as Chief Operating Officer, Mr. Donahue supervises and directs all network support activities in the U.S. and abroad, including the design and implementation of the GlobalNet Networks Operations Center.



     Carmine F. Adimando. Mr. Adimando was elected a Director in May 2000. Mr. Adimando is Chairman and President of CARMCO Investments, LLC. Mr. Adimando is also Chairman of Cordillers Asset Management, a money management firm in Denver, Colorado. Mr. Adimando retired from Pitney Bowes in 1996 where he had been Vice President, Treasurer and Chief Financial Officer. Prior to joining Pitney Bowes, Mr. Adimando held positions with American Airlines, Burndy Corporation, Deloitte, Haskins & Sells and Morgan Guaranty Trust. He is a member of the board of Directors of Sensory Science, Inc., CNF Technologies, Inc. and Counsel Press, LLC. He is on the Board of Oversees of the University of Connecticut School of Business and the Board of Regents of Sacred Heart University. He is also on the Advisory Board for the Franciscan Friars of the Atonement and Board of Directors of St. Vincent's Hospital Foundation, Fairfield, CT.



     Jonathan S. Greenhill. Mr. Greenhill was elected a Director in May 2000. Mr. Greenhill is a partner and principal in the New York firm of Greenhill


Partners, P.C. and has been with Greenhill Partners since

August 1990, specializing in commercial transactions, litigation, and insurance defense. Mr. Greenhill was admitted to practice in New York and in U.S. District court for the Southern and Eastern Districts of New York (1981) and the U.S. Court of Appeals, 4th Circuit (1996). Prior to entering private practice, Mr. Greenhill served for a decade in the U.S. Foreign Service, as a Political and Economic officer, in Latin America and Europe, and was Assistant Director of the Public Affairs Program at the University of Denver. He is a member of the Association of the Bar of the City of New York, the American Bar Association, the Loss Executives Association and the Johns Hopkins Alumni, New York Board of Directors.


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


     Paul Fritz. Mr. Fritz was elected a Director in May 2000. Mr. Fritz is the founder, Chairman and President of CCC Technologies, Inc., Elk Grove Village, Illinois. His company is one of the leading distributors of voice and data equipment for Lucent Technologies, Cisco and Avaya Communications. CCC Technologies, Inc. markets, installs and maintains systems throughout the United States. Mr. Fritz has held positions related to sales and marketing with Rolm/IBM Corporation, CENTEL Corporation, and Honeywell.



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

     Robert H. Kohn. Mr. Kohn was elected a Director in May 2000. Mr. Kohn is a co-founder and Chairman of the Board of Emusic. Prior to 1998, he was Vice President, Business Development and General Counsel of Pretty Good Privacy, Inc., a developer and marketer of Internet encryption and security software. From 1987 until 1996, he was Senior Vice President of Corporate Affairs of Borland International, a software company of which he remains a member of the board of directors. Mr. Kohn served as chief legal counsel for Ashton-Tate Corporation and as an attorney for Ruden & Richman, an entertainment law firm whose clients included Frank Sinatra, Liza Minelli, Cher and Warner Brothers Music. He was also an Associate Editor of the Entertainment Law Reporter, for which he continues to serve as a member of the Advisor Board. A Member of the California Bar Association, Mr. Kohn co-authored Kohn on Music Licensing, a treatise on music industry laws for lawyers, music publishers and songwriters. Mr. Kohn is also an adjunct Professor of Law at the Monterey College of Law, where he teaches Corporate Law.



     On June 11, 2001, Mr. Kohn tendered his resignation from the Board of Directors. Mr. Kohn served as a Director of the Company during the period covered by this Report. At this time, the Company has no immediate plans to fill Mr. Kohn's vacant Board seat.


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


     Ted Broa. Mr. Broa began his telecommunications career 21 years ago by installing large PBX's and paging equipment in California. Mr. Broa has experience in engineering, installation and maintenance of telecommunications equipment. He has diverse experience in telecommunication equipment from small key systems, large PBX systems, Tandem switches to satellite and microwave technology. He has been certified in installation and maintenance of telecommunications equipment by Siemens, NEC, Lucent, Toshiba, Newbridge, Cisco and many more. Mr. Broa was responsible for designing, installing and maintaining two large hubs in the San Antonio area. For the last ten years, Mr. Broa has extensively worked with networks throughout Mexico and Central America. From December 1993 through November 1998, Mr. Broa was employed with American TeleSource International, Inc. He then worked at C&L Communications until he commenced employment with the Company. As Director of Operations, Mr. Broa oversees the daily operation and personnel, along with maintenance of the San Antonio, New York and Latin American hubs for GlobalNet. Mr. Broa is currently Director of Operations for the Company.



     Mike Dombrowski. Mr. Dombrowski joined as the Company's Director of Engineering in March 2000. Mr. Dombrowski has a broad range of knowledge in infrastructure engineering and operations. Mr. Dombrowski was Director of Network Optimization for WorldPort Communications, where he developed and managed global translations and least cost routing for the global network. During his tenure at WorldPort between September 1998 and November 1999, he also deployed the OSS and Support network to manage the global network. While at WorldPort, he also directed the implementation, installation and turn-up of WorldPort's global switching platform. Prior to this, for 18 years, he held various positions in the sales support and network operations organization for Sprint Communications from February 1985 through November 1999.

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


     Chuck Roelle. Mr. Roelle is the Company's Controller and has reported directly to the Chief Financial Officer of GlobalNet since March 1999. His responsibilities include, but are not limited to, accounting matters for the Company, billing for customers and collections of payments, vendor payments, approval of Company expenditures, expense budgeting and cash flow forecasting, reconciling accounting books alongside financial auditors, reconciling bank accounts and supervising the accounts payable department. Prior to joining the Company, Mr. Roelle worked at the Chicago Board of Trade from June 1997 through February 1999 and, prior to that, worked for West Suburban Bank from 1992 through May 1997.


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

SUMMARY OF COMPENSATION

     The following table summarizes compensation information for the last three fiscal years for (i) Robert J. Donahue, the Chief Executive Officer, and (ii) the four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers of the Company at the end of the fiscal year (collectively, the "Named Executive Officers"):

                                                                         LONG-TERM COMPENSATION
                                                                       --------------------------
                                            ANNUAL COMPENSATION         RESTRICTED      OPTIONS
                                         --------------------------    STOCK AWARDS     (NO. OF
                                         ANNUALIZED                      (NO. OF       UNDERLYING
NAME AND POSITION                 YEAR     SALARY     BONUS   OTHER      SHARES)        SHARES)
-----------------                 ----   ----------   -----   -----    ------------    ----------
Robert J. Donahue...............  1998    168,000        --   6,750(1)        --             --
  CEO and Chairman                1999    207,000     5,000   6,750(1)        --             --
                                  2000    230,000        --   6,750(1)    75,000(2)     250,000(3)

Daniel M. Wickersham............  1998        N/A       N/A     N/A          N/A            N/A
  President                       1999        N/A       N/A     N/A          N/A            N/A
                                  2000    200,000        --   3,200(4)   425,000(5)     225,000(6)

Pere Valles.....................  1998        N/A       N/A     N/A          N/A            N/A
  CFO                             1999        N/A       N/A     N/A          N/A            N/A
                                  2000    175,000        --   1,250(7)   425,000(8)     150,000(9)

Colum P. Donahue................  1998     14,000             5,000           --             --
  COO and Secretary               1999     37,000     5,000   5,000           --             --
                                  2000    150,000        --   5,800(10)    75,000(11)   200,000(12)

                                                                         LONG-TERM COMPENSATION
                                                                       --------------------------
                                            ANNUAL COMPENSATION         RESTRICTED      OPTIONS
                                         --------------------------    STOCK AWARDS     (NO. OF
                                         ANNUALIZED                      (NO. OF       UNDERLYING
NAME AND POSITION                 YEAR     SALARY     BONUS   OTHER      SHARES)        SHARES)
-----------------                 ----   ----------   -----   -----    ------------    ----------

Fred Bigney.....................  1998        N/A       N/A     N/A          N/A            N/A
  VP of Network Planning          1999        N/A       N/A     N/A          N/A            N/A
                                  2000    180,000        --      --      125,000(13)    100,000(14)

---------------
 (1) The Company leases a vehicle that is used by Robert Donahue.

 (2) On December 28, 2000, the Company granted Robert J. Donahue 75,000 shares of common stock. The stock vests in the following manner: 44% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003.

 (3) On May 15, 2000, the Company granted Robert J. Donahue 250,000 options to purchase common stock at an exercise price of $8.00 per share. The options vest in the following manner: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

 (4) Daniel M. Wickersham receives a car allowance of $800 per month.

 (5) On May 15, 2000, the Company granted Daniel M. Wickersham 375,000 shares of common stock. On December 28, 2000, the Company granted Daniel M. Wickersham an additional 50,000 shares of common stock. The stock vests in the following manner: 44% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003.

 (6) On May 15, 2000, the Company granted Daniel M. Wickersham 225,000 options to purchase common stock at an exercise price of $8.00 per share. The options vest in the following manner: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

 (7) The Company leases a vehicle that is used by Pere Valles.

 (8) On December 28, 2000, the Company granted Pere Valles 425,000 shares of common stock. The stock vests in the following manner: 44% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003.

 (9) On December 28, 2000, the Company granted Pere Valles 150,000 options to purchase common stock at an exercise price of $0.75 per share. The options vest in the following manner: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

(10) The Company leases a vehicle that is used by Colum P. Donahue.

(11) On December 28, 2000, the Company granted Colum P. Donahue 75,000 shares of common stock. The stock vests in the following manner: 44% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003.

(12) On May 15, 2000, the Company granted Colum P. Donahue 200,000 options to purchase common stock at an exercise price of $8.00 per share. The options vest in the following manner: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

(13) On May 15, 2000, the Company granted Fred Bigney 100,000 shares of common stock. On December 28, 2000, the Company granted Mr. Bigney an additional 25,000 shares of common stock. The stock vests in the following manner: 44% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003.

(14) On May 15, 2000, the Company granted Fred Bigney 100,000 options to purchase common stock at an exercise price of $8.00 per share. The options vest in the following manner: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

(15) The Company currently is in the process of determining whether to distribute bonuses to certain executive officers and significant employees for the fiscal year ended December 31, 2000 and reserves the right to distribute such bonuses in the future.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table provides information about option grants to the Named Executive Officers during the fiscal year 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                           NUMBER OF SECURITIES       VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED          IN-THE-MONEY
                                 SHARES                     OPTIONS AT FISCAL           OPTIONS AT FISCAL
                                ACQUIRED       VALUE          YEAR-END (#):               YEAR-END($):
                               ON EXERCISE    REALIZED         EXERCISABLE/               EXERCISABLE/
NAME                               (#)          ($)          UNEXERCISABLE(1)             UNEXERCISABLE
----                           -----------    --------    ----------------------    -------------------------
Robert J. Donahue............      --           --               250,000                          --
Daniel M. Wickersham.........      --           --               225,000                          --
Pere Valles..................      --           --               150,000                     $78,000(2)
Colum P. Donahue.............      --           --               200,000                          --
Fred Bigney..................      --           --               100,000                          --

---------------
Notes:

(1) The options have the following vesting schedule: 33% on May 15, 2001. 33% on May 15, 2002 and the remainder on May 15, 2003.

(2) As of April 11, 2001, the value of unexercised "in-the-money" options held by Mr. Valles amounts to approximately $78,000. This amount is calculated based on the difference between the stock price on April 12, 2001 ($1.27) and the exercise price of the options ($0.75) multiplied by the number of options held by Mr. Valles (150,000). These options are subject to the vesting schedule described in [1] above.

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


     On June 11, 2001, Mr. Kohn resigned from the board of directors, at which time he forfeited unvested options to purchase 100,000 shares of Common Stock.

EMPLOYMENT AGREEMENTS

     The Company entered in employment agreements with its Executive Officers and the following key employees:

                                                              DATE     EXPIRATION
EMPLOYEE                             POSITION                ENTERED      DATE
--------                             --------               ---------  ----------
Robert J. Donahue......  Chief Executive Officer and        15-May-00  15-May-03
                         Chairman
Daniel M. Wickersham...  President                          15-May-00  15-May-03
Pere Valles............  Chief Financial Officer            28-Dec-00  15-May-03
Colum P. Donahue.......  Chief Operating Officer and        15-May-00  15-May-03
                         Secretary
Fred Bigney............  VP of Network Planning             15-May-00  15-May-03
Mike Dombrowski........  Director of Engineering            15-May-00  15-May-03
Ted Broa...............  Director of Operations             15-May-00  15-May-03
Chuck Roelle...........  Controller                         15-May-00  15-May-03
Donna Janick...........  Director of Administration         15-May-00  15-May-03

     The table summarizes the principal terms of the employment agreements:

                                                                  OPTION GRANTS
                                                                ------------------
                                        BASE      RESTRICTED    NO. OF    EXERCISE   SEVERANCE
EMPLOYEE                               SALARY    STOCK GRANTS   OPTIONS    PRICE      PAYMENT
--------                               -------   ------------   -------   --------   ---------
Robert J. Donahue....................  230,000      75,000      250,000     8.00     18 Months
Daniel M. Wickersham.................  200,000     425,000      225,000     8.00     12 Months
Pere Valles..........................  175,000     425,000      150,000     0.75     12 Months
Colum P. Donahue.....................  150,000      75,000      200,000     8.00     12 Months
Fred Bigney..........................  180,000     125,000      100,000     8.00      6 Months
Mike Dombrowski......................  125,000      35,000      100,000     8.00      6 Months
Ted Broa.............................  110,000      75,000       75,000     8.00      6 Months
Chuck Roelle.........................   75,000     115,000      100,000     8.00      6 Months
Donna Janick.........................   70,000     125,000      100,000     8.00     12 Months

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

                                                                 SHARES       PERCENTAGE OF
                                                              BENEFICIALLY     COMMON STOCK
NAME OF BENEFICIAL OWNER(1)                                      OWNED        OUTSTANDING(2)
---------------------------                                   ------------    --------------
Robert J. Donahue
119 West Adams
Villa Park, Illinois 60181..................................    8,237,748          25.6%(1)
Colum P. Donahue
2S572 Route 53
Glen Ellyn, IL 60137........................................    2,201,240           6.8%(2)
Daniel M. Wickersham
1889 Pine Log Church
Brasstown, NC 28902.........................................      425,000           1.3%(3)
Pere Valles
820 Muirhead Avenue
Naperville, Illinois 60565..................................      425,000           1.3%(4)
Paul Fritz
833 Cumberland Avenue
Park Ridge, Illinois 60068..................................    1,296,846           4.0%(5)
Myron Gushlak
P.O. Box 31485 SMB
Casa Coyoba/Cayman Islands..................................      700,000           2.2%(6)
Carmine F. Adimando
47 Cherry Gate Lane
Trumbull, Connecticut 6611..................................      175,000             *(7)
Jonathan S. Greenhill
819 The Parkway
Mamaroneck, New York 10543..................................       45,000             *(8)
Richard E. Wilson
6252 Harbour Heights Parkway
Mukilteo, Washington 98275..................................           --             *(9)
Robert H. Kohn
1991 Broadway
Redwood City, California 94063..............................           --             *(10)
Philip R. Zimmermann
1536 Vancouver Avenue
Burlingame, California 94014................................           --             *(11)
Fred Bigney
3003 Stonebrook Road
Lisle, Illinois 60148.......................................      125,000             *(12)

                                                                 SHARES       PERCENTAGE OF
                                                              BENEFICIALLY     COMMON STOCK
NAME OF BENEFICIAL OWNER(1)                                      OWNED        OUTSTANDING(2)
---------------------------                                   ------------    --------------
All Directors and Named Executive Officers as a Group (12
persons in number)..........................................   13,630,834          42.3%
Crescent International, Ltd
84 Avenue Louis-Casai
1216 Geneva, Cointrin
Switzerland.................................................    3,164,279           9.2%(13)

---------------
* Less than one percent.

 (1) Includes 75,000 shares of restricted common stock granted on December 28, 2000 with the following vesting schedule: 42% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003. Additionally, on May 15, 2000, Mr. Donahue was granted 250,000 options to purchase shares of common stock at $8.00 per share. The options have the following vesting schedule.

 (2) Includes 75,000 shares of restricted common stock granted on December 28, 2000 with the following vesting schedule: 42% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003. Additionally, on May 15, 2000, Mr. Donahue was granted 200,000 options to purchase shares of common stock at $8.00 per share. The options have the following vesting schedule: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

 (3) Includes 425,000 shares of restricted common stock (375,000 shares granted on May 15, 2000 and 50,000 shares granted on December 28, 2000) with the following vesting schedule: 42% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003. Additionally, on May 15, 2000, Mr. Wickersham was granted 225,000 options to purchase shares of common stock at $8.00 per share. The options have the following vesting schedule: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

 (4) Includes 425,000 shares of restricted common stock granted on December 28, 2000 with the following vesting schedule: 42% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003. Additionally, on December 28, 2000, Mr. Valles was granted 150,000 options to purchase shares of common stock at $0.75 per share. The options have the following vesting schedule: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

 (5) In addition to shares shown above, on September 14, 2000, Mr. Fritz was granted 100,000 options to purchase shares of common stock at $16.00 per share as compensation for serving as a Director. The options vest on September 14, 2002.

 (6) On June 28, 2000, Myron Gushlak bought from Robert J. Donahue 700,000 shares of common stock at $1.00 per share in accordance with a stock purchase agreement executed on May 22, 2000 and previously disclosed on Form 8-K filed on July 28, 2000. Additionally, on September 14, 2000, Mr. Fritz was granted 100,000 options to purchase shares of common stock at $16.00 per share as compensation for serving as a Director. On April 4, 2001, Myron Gushlak resigned from the Board of Directors before the options had vested.

 (7) In addition to shares shown above, on September 14, 2000, Mr. Adimando was granted 100,000 options to purchase shares of common stock at $16.00 per share as compensation for serving as a Director. The options vest on September 14, 2002.

 (8) In addition to shares shown above, on September 14, 2000, Mr. Greenhill was granted 100,000 options to purchase shares of common stock at $16.00 per share as compensation for serving as a Director. The options vest on September 14, 2002.

 (9) On September 14, 2000, Mr. Wilson was granted 100,000 options to purchase shares of common stock at $16.00 per share as compensation for serving as a Director. The options vest on September 14, 2002.


(10) On September 14, 2000, Mr. Kohn was granted 100,000 options to purchase shares of common stock at $16.00 per share as compensation for serving as a Director. The options vest on September 14, 2002. On June 11, 2001, Robert Kohn resigned from the Board of Directors before the options had vested.

(11) On September 14, 2000, Mr. Zimmermann was granted 100,000 options to purchase shares of common stock at $16.00 per share as compensation for serving as a Director, and 50,000 options to purchase shares of common stock at $12.00 per share for consulting work. The options that Mr. Zimmermann received as a Director vest on September 14, 2002. The options for the consulting work have the following vesting schedule: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

(12) Includes 125,000 shares of restricted common stock (100,000 shares granted on May 15, 2000 and 25,000 shares granted on December 28, 2000) with the following vesting schedule: 42% on September 15, 2001, 22% on May 15, 2002 and 34% on May 15, 2003. Additionally, on May 15, 2000, Mr. Bigney was granted 100,000 options to purchase shares of common stock at $8.00 per share. The options have the following vesting schedule: 33% on May 15, 2001, 33% on May 15, 2002 and 33% on May 15, 2003.

(13) Includes (i) 500,000 shares of common stock purchased in the private placement that the Company effected in February 2001, (ii) 365,428 shares of common stock purchased on April 9, 2001, and (iii) 2,298,851 shares of common stock that could result from the conversion of the $2,000,000 note that Crescent International purchased on April 9, 2001. Crescent International could potentially convert the note at a 6% premium on the average closing bid prices for the ten days preceding April 9, 2001 (i.e., approximately $0.87). In the calculation of Crescent International's ownership percentage, we included the 2,298,851 shares that would results from the conversion of the note in total shares outstanding.

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

     The Committee considers the following factors in setting compensation level and individual objectives:

     - The level of compensation paid to executive officers in similar positions in companies of similar maturity, size and product offerings -- To ensure that pay is competitive, the Committee, from time to time, compares the Company's executive compensation packages with those offered by other companies in the same or similar industries or with other similar attributes. Compensation surveys used by the Committee typically include public and private companies comparable in size, products or industry to the Company.

     - Corporate performance -- Corporate performance is evaluated by factors such as performance relative to competitors, performance relative to business conditions and progress in meeting the Company's objectives and goals as typically reflected in the annual operating plan.

     - The individual performance of each executive officer -- Individual performance includes meeting individual performance objectives and demonstration of job knowledge, skills and teamwork.

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

     (b) Reports on Form 8-K:


                           ITEMS
DATE OF REPORT            REPORTED                      DESCRIPTION
--------------            --------                      -----------
May 30, 2000............   Item 4     Current Report -- Change of Accountants
May 30, 2000............   Item 4     Amended Current Report -- Change of Accountants
April 4, 2001...........   Item 6     Current Report -- Resignation of Director
April 9, 2001...........   Item 5     Current Report -- Financing Transaction with
                                      Crescent International, Ltd.
June 11, 2001...........   Item 6     Current Report -- Resignation of Director

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly appointed.

                                          GlobalNet, Inc.

                                          By:     /s/ ROBERT J. DONAHUE
                                            ------------------------------------
                                            Robert J. Donahue
                                            Chairman and Chief Executive Officer


Dated: June 13, 2001



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 13, 2001.



                 SIGNATURE                                         TITLE
                 ---------                                         -----

           /s/ ROBERT J. DONAHUE                Chairman and Chief Executive Officer
--------------------------------------------
             Robert J. Donahue

          /s/ DANIEL M. WICKERSHAM              President (Principal Executive Officer)
--------------------------------------------
            Daniel M. Wickersham

              /s/ PERE VALLES                   Chief Financial Officer (Principal Financial
--------------------------------------------    and Accounting Officer)
                Pere Valles

            /s/ COLUM P. DONAHUE                Chief Operating Officer and Secretary
--------------------------------------------
              Colum P. Donahue

                                                Director
--------------------------------------------
            Carmine F. Adimando

                                                Director
--------------------------------------------
           Jonathan S. Greenhill

               /s/ PAUL FRITZ                   Director
--------------------------------------------
                 Paul Fritz

           /s/ RICHARD E. WILSON                Director
--------------------------------------------
             Richard E. Wilson

                                                Director
--------------------------------------------
            Philip R. Zimmermann

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  3.1     Articles of Incorporation(1)

  3.2     Amended Articles of Incorporation(2)

  3.3     By-laws of Registrant(1)

  4.1     Form of Common Stock Certificate of Registrant(5)

  4.2     See Exhibits 3.1, 3.2 and 3.3 for provisions of the Amended
          Articles of Incorporation and By-laws of the Registrant defining the rights of holders of Common Stock of the Registrant

  4.3 Registration Rights Agreement, dated February 2001, by and among GlobalNet and Investor(3)

  4.4 Registration Rights Agreement, dated April 9 2001, by and between GlobalNet and Crescent International, Ltd.(4)

  4.5     Form of Warrant dated February 2001(3)

  4.6     Incentive Warrant, dated April 9, 2001, by and between
          GlobalNet and Crescent International, Ltd.(4)

  4.7     Protective Warrant, dated April 9, 2001, by and between
          GlobalNet and Crescent International, Ltd.(4)

  4.8     Convertible Note, dated April 9, 2001, issued to Crescent
          International, Ltd.(4)

  4.8     Form of Subscription Agreement relating to March 2001
          Private Placement(5)

 10.1     2000 Stock Plan and Stock Option Agreement(2)

 10.2     Agreement and Plan of Reorganization(2)

 10.3 Securities Purchase Agreement, dated April 9, 2001, by and between GlobalNet and Crescent International, Ltd.(4)

 10.4 Summary of Principal Terms of Employment Agreement between the Registrant and each of its directors and executive officers and Employment Agreement between the Registrant and Robert J. Donahue(6)

 10.5     Lease Agreement between Registrant and PrinVest Financial
          Corp.(6)

 10.6     Master Lease Agreement between Registrant and General
          Electric Capital Corporation(6)

 21.1     List of Subsidiaries(6)


---------------
(1) Previously filed on October 18, 1999 with GlobalNet's (f/k/a Rich Earth, Inc.) Registration Statement on Form 10SB/A, incorporated herein by reference.

(2) Previously filed on May 30, 2000 with GlobalNet's Information Statement on Form 14C, incorporated herein by reference.

(3) Previously filed on April 2, 2001, with GlobalNet's Registration Statement on Form S-3, incorporated herein by reference.

(4) Previously filed on April 13, 2001, with GlobalNet's Current Report on Form 8-K dated April 9, 2001, incorporated herein by reference.


(5)Previously filed on June 13, 2001 with GlobalNet's Pre-Effective Amendment No. 2 to Registration Statement on Form S-3, incorporated by reference herein.



(6) Filed herewith.