Form 10-Q/A
period 2001-03-31
GLOBALNET INC
filed 2001-06-13
CIK 1095529

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

                                TABLE OF CONTENTS



                                          PART I                                  PAGE

      ITEM 1     CONSOLIDATED FINANCIAL STATEMENTS

                 Consolidated Balance Sheets at March 31, 2001 (unaudited)
                 and December 31, 2000 .........................................   2

                 Consolidated Statements of Operations for the Three Months
                 Ended March 31, 2001 and 2000 (unaudited)......................   3

                 Consolidated Statement of Stockholders' Equity (Deficit) for
                 the Three Months Ended March 31, 2000 (unaudited)..............   4

                 Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2001 and 2000 (unaudited)......................   5

                 Notes to Consolidated Financial Statements.....................   6

      ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS......................................   8

      ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ....  14


                                          PART II

      ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS .....................  14

      ITEM 5     OTHER INFORMATION .............................................  15

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

         Rubin v. Gushlak - On December 26, 2000, an action entitled Rubin v. Gushlak, et. al, Case No. 00-13406, was filed in the United States District Court for the Central District of California, which was subsequently amended on April 2, 2001. This action is against Myron Gushlak, a director of GlobalNet until his resignation in April 2001, and thirteen other named defendants, including GlobalNet. The action arises out of the purchase by plaintiff of 1,000,000 shares of the Company's common stock from Mr. Gushlak, allegedly acting as agent for another shareholder, at a price of $5 per share in a private transaction which Mr. Gushlak allegedly facilitated. The primary relief sought in the action is the rescission of the purchase contract from Mr. Gushlak, allegedly acting as agent for another shareholder, or damages in the alternative. The complaint alleges that defendant Gushlak allegedly induced plaintiff to purchase shares of GlobalNet's common stock from Mr. Gushlak, allegedly acting as agent for another shareholder, and, in doing so, allegedly violated various provisions of the federal securities laws. The complaint also alleges that GlobalNet failed to cooperate with plaintiff in its efforts to confirm Gushlak's beneficial ownership of shares. The action is only in its formative stages. GlobalNet has responded to the amended complaint by filing its answer on April 16, 2001 and believes that it has good and meritorious defenses to the action.

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

      In the first quarter of 2001, the Company's focus shifted from "pure" revenue growth to increased profitability and margins with the objective to accelerate the Company's path to profitability. As a result, gross margins increased by 419 basis points and net revenue decreased by 20.5%, or $4,850,000, from the fourth quarter of 2000 to the first quarter of 2001. Based on the existing backlog, management expects that revenue growth will resume in the second quarter.

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

      Data communications and telecommunications cost for the three months ended March 31, 2001 totaled $16,633,000 and was 21.8%, or $2,982,000, higher than cost of revenue for the three months ended March 31, 2000. This increase resulted primarily from a significant increase in traffic (consistent with the increased revenue discussed above), which in turn increased the termination costs and purchased minutes. As a percentage of net revenue, data communications and telecommunications costs decreased by 590 basis points, from 94.2% for the three months ended March 31, 2000 to 88.3% for the three months ended March 31, 2001 as a result of the Company's addition of new direct routes and the increased competitiveness of the existing routes.

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

      Network research and development expenses increased by approximately 382.8%, or $1,003,000, from $262,000 for the three months ended March 31, 2000 to $1,265,000 for the three months ended March 31, 2001. The increase in network research and development expenses is primarily due to the increase in the personnel needed to expand, develop and support the Company's network.

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

      Selling and marketing expenses increased by 340.9% from $22,000 for the three months ended March 31, 2000 to $97,000 for the three months ended March 31, 2001. The increase in selling and marketing expenses is primarily due to the addition of new sales and marketing personnel and the retention of an outside investor relations firm.

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

      General and administrative expenses of $1,177,000 increased by 103.6%, or $599,000, for the three months ended March 31, 2001 as compared to the corresponding period of 2000. The increase in general and administrative expenses was primarily due to the increase in headcount and salary expense that resulted from the expansion of the Company's global network. Additionally, professional fees (i.e., accounting and legal) increased significantly after the Company went public in the second quarter of 2000.

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

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased by 188.2% from $416,000 for the three months ended March 31, 2000 to $1,199,000 for the three months ended March 31, 2001. The increase in depreciation expense is due to the acquisition of additional property and equipment. Gross property and equipment increased by 163.0% or $8,827,000, from $5,417,000 as of March 31, 2000 to $14,244,000 as of March 31, 2001.

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

INTEREST EXPENSE. Interest expense (net of interest income) of $311,000 increased by 10.3%, or $29,000, for the three months ended March 31, 2001 as compared to the corresponding period in 2000. The interest expense for the three months ended March 31, 2001 relates primarily to the capital leases used by the Company to finance the acquisition of new network equipment. As of March 31, 2001, the amount owed for capital leases amounted to approximately $9,339,000. The interest expense for the three months ended March 31, 2000 also includes $28,000 of interest expense for a term loan that was fully repaid on July 15, 2000.

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


                                     PART II

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

March Private Placement

      On March 21, 2001 (the "March Placement"), the Company completed a private placement transaction with Crescent International and Roberto Garza pursuant to which (i) we sold, and Crescent International purchased, 500,000 shares of our common stock on February 19, 2001, and (ii) we sold, and Roberto Garza purchased, 200,000 shares of our common stock on March 21, 2001, each for $1.00 per share. The Company received net proceeds at the closing in the amount of $615,000, after deducting offering costs of $85,000.

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

      As required under a registration rights agreement, we filed a registration statement with the Commission on April 2, 2001, as amended by pre-effective amendment no. 1 to the registration statement on May 1, 2001 (as amended, the "Registration Statement") registering for resale the shares sold in the March Placement. As of the date hereof, the Registration Statement has not been declared effective by the Commission.

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

ITEM 5. OTHER INFORMATION

PrinVest Equipment Lease

     As described under the caption "Recent Developments" in Item 1 of our 10-K/A for the fiscal year ended December 31, 2000, we entered into certain capital leases for network equipment with PrinVest. The total financed amount totaled approximately $5,092,000. As of March 31, 2001, the outstanding balance totaled $2,872,000.

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

                                          GLOBALNET, INC.


Dated:      June 13, 2001                 /s/  Pere Valles
                                          -------------------------------------
                                                Pere Valles
                                                Chief Financial Officer (on
                                                behalf of registrant and as
                                                principal accounting officer)