Form 10-Q
period 2001-06-30
GLOBALNET INC
filed 2001-08-14
CIK 1095529

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                F O R M  10 - Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ____________________ to ____________________

                         Commission file number: 0-27469

                                 GLOBALNET, INC.

             (Exact name of registrant as specified in its charter)

               NEVADA                                    87-0635536
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
          or organization)                                 Number)


                   SUITE 125-D

           1919 SOUTH HIGHLAND AVENUE                             60148
                LOMBARD, ILLINOIS                              (Zip Code)
    (Address of principal executive offices)


Registrant's telephone number, including area code:         (630) 652-1300


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

As of August 10, 2001, 32,230,878 shares of Registrants' Common Stock, par value $0.001, were outstanding.

                                 GLOBALNET, INC.

                                      INDEX

                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                                   PART I                                                 PAGE

         ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS...............................          2

                  Consolidated Balance Sheets at June 30, 2001
                  (unaudited) and December 31, 2000 ..............................          2

                  Consolidated Statements of Operations for the Three and
                  Six Months Ended June 30, 2001 and 2000 (unaudited) ............          3

                  Consolidated Statement of Stockholders' Equity (Deficit)
                  for the Six Months Ended June 30, 2001 (unaudited) .............          4

                  Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2001 and 2000 (unaudited) .............................          5

                  Notes to Consolidated Financial Statements .....................          6

         ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS ............................         10

         ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....         19


                                     PART II

         ITEM 1   LEGAL PROCEEDINGS...............................................         19

         ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS.......................         19

         ITEM 5   OTHER INFORMATION...............................................         20

         ITEM 6   EXHIBITS AND REPORTS ON FORM  8-K...............................         20

ITEM.  CONSOLIDATED FINANCIAL STATEMENTS


                         GLOBALNET, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                 June 30, 2001 (Unaudited) and December 31, 2000

                                                                                         JUNE 30,          DECEMBER 31,
                                        ASSETS                                            2001                 2000
                                                                                      ------------         ------------
Current assets:
    Cash .....................................................................        $  1,822,221            2,545,459
    Restricted cash ..........................................................                  --              157,872
    Accounts receivable, net of allowance for doubtful
      accounts of $642,000 and $364,000, respectively ........................           6,929,507            5,050,121
    Prepaid expenses and other current assets ................................             212,735              151,481
    Carrier deposits .........................................................             560,258              122,508
                                                                                      ------------         ------------

             Total current assets ............................................           9,524,721            8,027,441

Property and equipment, net ..................................................           8,607,198           10,038,779
Intangible assets, net .......................................................           1,466,668            1,666,668
Other assets .................................................................           1,363,702                   --
                                                                                      ------------         ------------

             Total assets ....................................................        $ 20,962,289           19,732,888
                                                                                      ============         ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable .........................................................        $ 12,596,343           11,070,623
    Accrued expenses .........................................................             484,953              431,862
    Deferred revenue .........................................................               1,647                   --
    Current portion of capital lease obligations .............................           3,405,219            4,035,682
                                                                                      ------------         ------------

             Total current liabilities .......................................          16,488,162           15,538,167

Capital lease obligations, net of current portion ............................           5,361,388            5,680,002
Convertible note .............................................................           2,055,555                   --

Stockholders' deficit:
    Common stock; 100,000,000 shares authorized, $0.001 par value; 31,165, 450
      and 32,230,878 shares issued and outstanding, respectively .............              32,230               31,165
    Additional paid-in-capital ...............................................          25,601,807           23,457,290
    Accumulated deficit ......................................................         (21,216,412)         (15,625,769)
    Deferred compensation ....................................................          (7,360,441)          (9,347,967)
                                                                                      ------------         ------------

             Total stockholders' deficit .....................................          (2,942,816)          (1,485,281)
                                                                                      ------------         ------------

             Total liabilities and stockholders' deficit .....................        $ 20,962,289           19,732,888
                                                                                      ============         ============

See accompanying notes to consolidated financial statements.

                         GLOBALNET, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                Three and Six months ended June 30, 2001 and 2000
                                  (Unaudited)

                                                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                          JUNE 30,         JUNE 30,       JUNE 30,        JUNE 30,
                                                                            2001            2000            2001            2000
                                                                       ------------    ------------    ------------    ------------
Revenue                                                                $ 23,895,603      16,283,132    $ 42,731,217      30,769,522

Operating expenses:
    Data communications and telecommunications                           21,097,311      16,797,942      37,730,470      30,449,396
    Network research and development (exclusive of $125,740 and
      $252,653 for the three and six months ended June 30, 2001, respectively; and $53,333 for the three and six months ended
      June 30, 2000 reported below as non-cash stock compensation)        1,234,297         611,353       2,499,357         873,371

    Selling and marketing (exclusive of $216,668 for
      the three and six months ended June 30, 2000 reported
      below as non-cash stock compensation)                                 153,469         289,544         250,214         311,327

    General and administrative (exclusive of $926,871 and
      $1,890,286 for the three and six months ended June 30, 2001, respectively; and $404,999 for the three and six months ended
      June 30, 2000 reported below as non-cash stock compensation)          889,243         984,337       2,066,486       1,562,616

    Bad debt expense                                                        128,000          80,000         278,000          80,000
    Depreciation and amortization                                         1,218,237         488,173       2,416,854         904,157
    Non-cash stock compensation                                           1,052,611         675,000       2,142,939         675,000
                                                                       ------------    ------------    ------------    ------------

             Total operating expenses                                    25,773,168      19,926,349      47,384,319      34,855,867
                                                                       ------------    ------------    ------------    ------------

             Operating loss                                              (1,877,565)     (3,643,217)     (4,653,102)     (4,086,345)

    Interest expense, net                                                  (415,677)       (255,874)       (726,893)       (538,321)
    Non-cash financing cost                                                (164,651)           --          (164,651)           --
                                                                       ------------    ------------    ------------    ------------

             Net loss                                                  $ (2,457,893)     (3,899,091)   $ (5,544,646)     (4,624,666)
                                                                       ============    ============    ============    ============


    Pro forma (for 2000) and actual (for 2001) weighted average
      number of shares outstanding                                       30,044,737      22,784,245      29,604,760      21,392,122
                                                                       ============    ============    ============    ============

    Pro forma (for 2000) and actual (for 2001) basic and diluted
      loss per share                                                   $      (0.08)          (0.17)   $      (0.19)          (0.22)
                                                                       ============    ============    ============    ============

See accompanying notes to consolidated financial statements.

                         GLOBALNET, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                         SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                                                            Common Stock
                                                                     -----------------------------        Additional
                                                                       Shares              Amount       paid-in-capital
                                                                     -------------    ------------     -----------------
Balance at December 31, 2000                                           31,165,450     $     31,165      $ 23,457,290

Shares subscribed for services rendered                                      --               --              66,280

Issuance of common stock in February private placement, net               700,000              700           614,569

Issuance of warrants to advisors                                             --               --              97,919

Issuance of common stock under equity line, net                           365,428              365           180,112

Incentive warrant discount related to April private placement                                                301,751

Debt issuance costs related to April private placement                                                       117,749

Beneficial conversion feature related to April private placement                                             728,926

Deemed dividend related to April private placement                                                            45,997

Amortization of deferred compensation                                        --               --              (8,786)

Net loss                                                                     --               --                --

                                                                     ------------     ------------      ------------

Balance at June 30, 2001                                               32,230,878     $     32,230      $ 25,601,807
                                                                     ============     ============      ============

                                                                        Accumulated         Deferred           Total
                                                                          deficit         compensation         deficit
                                                                     --------------     --------------     ---------------

Balance at December 31, 2000                                           $(15,625,769)       $(9,347,967)       $(1,485,281)

Shares subscribed for services rendered                                        --                   --              66,280

Issuance of common stock in February private placement, net                    --                   --             615,269

Issuance of warrants to advisors                                               --              (97,919)                 --

Issuance of common stock under equity line, net                                                                    180,477

Incentive warrant discount related to April private placement                                                      301,751

Debt issuance costs related to April private placement                                                             117,749

Beneficial conversion feature related to April private placement                                                   728,926

Deemed dividend related to April private placement                          (45,997)                                   --

Amortization of deferred compensation                                          --            2,085,445           2,076,659

Net loss                                                                 (5,544,646)                --          (5,544,646)

                                                                     --------------     --------------     ---------------

Balance at June 30, 2001                                               $(21,216,412)      $(7,360,441)         $(2,942,816)
                                                                    ==============     ==============       ==============



See accompanying notes to consolidated financial statements.

                         GLOBALNET, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                     Six months ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                              JUNE 30,          JUNE 30,
                                                                                2001              2000
                                                                            ------------      -----------
Cash flows from operating activities:
    Net loss                                                                $(5,544,646)      (4,624,666)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                         2,416,854          904,158
        Provision for doubtful accounts                                         278,000             --
        Non-cash stock compensation                                           2,142,939          675,000
        Non-cash interest and financing costs                                   314,602             --
        Changes in assets and liabilities:
           Restricted cash                                                      157,872          461,459
           Accounts receivable                                               (2,157,386)      (4,273,369)
           Due from related party                                                  --             41,319
           Prepaid expenses and other current assets                             61,254         (142,978)
           Carrier deposits                                                    (560,258)            --
           Accounts payable and other current liabilities                     1,525,720        2,470,525
           Deferred revenue                                                       1,647          (45,617)
           Accrued expenses                                                      53,091          227,926
                                                                            -----------      -----------

             Net cash used in operating activities                           (1,310,311)      (4,306,243)
                                                                            -----------      -----------

Cash flows from investing activities -
    purchase of property and equipment                                         (423,324)        (173,503)
                                                                            -----------      -----------

             Net cash used in investing activities                             (423,324)        (173,503)
                                                                            -----------      -----------

Cash flows from financing activities:
    Proceeds from note payable with Rich Earth, Inc.                               --            800,000
    Proceeds from February private placement of common stock, net               615,269        7,440,180
    Proceeds from equity line, net                                              180,477             --
    Proceeds from issuance of convertible note, net                           1,675,628             --
    Repayments of principal on term loan                                           --           (532,941)
    Principal payments on capital lease obligations                          (1,460,977)        (526,992)
                                                                            -----------      -----------

             Net cash provided by financing activities                        1,010,397        7,180,247
                                                                            -----------      -----------

             Net increase (decrease) in cash                                   (723,238)       2,700,501

Cash at beginning of period                                                   2,545,459          304,626
                                                                            -----------      -----------

Cash at end of period                                                       $ 1,822,221        3,005,127
                                                                            ===========      ===========

Supplemental disclosure of non-cash financing and investing activities:
    Payment for purchase of 25% minority interest in and certain
    assets of GlobalNet LLC by Rich Earth on behalf of Company                     --          2,127,198
                                                                            ===========      ===========

    Cash paid for interest                                                  $   608,037          267,206
                                                                            ===========      ===========

    Equipment acquired under capital leases                                 $   361,949        4,868,651
                                                                            ===========      ===========

    Value of equipment refinanced under capital lease                       $ 2,879,491             --
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

       GlobalNet was formed on May 30, 2000, when GlobalNet International, Inc. ("GII") merged with a subsidiary of Rich Earth, Inc. ("Rich Earth") pursuant to an agreement (the "Merger Agreement") whereby 20,000,000 shares of Rich Earth common stock were exchanged for 100% of the common stock of GII in a transaction accounted for as a reverse acquisition of Rich Earth by GII using the purchase method of accounting. Prior to the merger, Rich Earth was a non-operating public shell corporation with nominal assets. Following the closing of the merger, Rich Earth changed its name to GlobalNet, Inc.

         As a result of the reverse merger, GII continued as an operating entity and became a wholly owned subsidiary of GlobalNet, Inc.

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

         On March 6, 2000, DTA agreed to purchase, and subsequently did purchase, the remaining 25% minority interest and certain assets from the minority owner of GlobalNet L.L.C. for $2,000,000 and $127,198, respectively. The purchase of the minority interest increased DTA's interest in GlobalNet L.L.C to 100% and was accounted for under the purchase method of accounting. The assets acquired have been recorded at their estimated fair values at the date of acquisition. The acquired customer base related to the transaction was valued at $1,000,000 and is being amortized over a period of five years. Goodwill related to the transaction was valued at $1,000,000 and is being amortized over a period of five years.

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

         The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         These financial statements should be read in conjunction with the Company's historical audited consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

NOTE 3:  EQUITY TRANSACTIONS

       On March 21, 2001, the Company completed a private placement of 700,000 shares of common stock at $1.00 per share. The Company received net proceeds at the closing in the amount of $615,269, after deducting offering costs of $85,000. In addition, the Company issued warrants to purchase 75,000 shares of common stock at $1.20 to various entities assisting in the private placement. The Company filed a registration statement on Form S-3 to register the shares sold in the placement and the warrants granted to the placement agents. This registration statement was declared effective by the Securities and Exchange Commission on July 9, 2001.

       On April 9, 2001 (Closing Date), the Company entered into a securities purchase agreement (Agreement) whereby the Company issued a $2,000,000 convertible note (Note) and the purchaser agreed to purchase from time to time, subject to certain conditions, through April 9, 2002, up to $4,000,000 of the Company's common stock. The number of shares to be purchased and the price are to be determined based upon the Company's average current trading volume and stock price as defined in the Agreement. In addition, the purchaser has agreed not to acquire, through conversion of the Note, exercise of warrants, or purchase of equity, more than an aggregate of 9.9% of the Company's common stock as of any respective conversion, exercise, or purchase date. On the Closing Date, the purchaser made an initial purchase of 365,428 shares of the Company's common stock for an aggregate of $250,000. The Company received net proceeds at the closing in the amount of $2,140,976, after deducting related expenses. In addition, the Company paid offering costs of approximately $285,000 and issued warrants to two firms in connection with the Agreement to purchase an aggregate of 333,333 shares of the Company's common stock at $0.89 per share.

       The Note has a maturity date of April 9, 2004 and does not bear interest unless the Company is in default of delivering conversion shares to the purchaser, or fails to repay the Note by the maturity date, in which case the Note bears interest at a rate of 8% per annum calculated from April 9, 2001. The Company also has the right to redeem the Note at redemption prices ranging from 112.5% to 140% of the principal amount of the Note, depending upon the time the
Note is redeemed.

       In addition, the Company issued an incentive warrant to the purchaser representing the right to purchase 877,026 shares of the Company's common stock for $1.0221 per share. On the Closing Date, the Company also entered into a registration rights agreement with the purchaser whereby the Company is required to file a registration statement on behalf of the purchaser with respect to the shares purchased by it, the shares that may result from the conversion of the Note, and the warrant shares. The Company filed a registration statement on Form S-3 (Registration Statement) which was declared effective by the Securities and Exchange Commission on July 9, 2001.

       The Company also issued a protective warrant to the purchaser which only became exercisable on the effective date of the Registration Statement. Under the terms of the protective warrant, if the price of the Company's common stock as computed on the effective date of the Registration Statement was lower than the purchase price of the common stock on the Closing Date, the protective warrant became exercisable for a certain number of shares as defined in the Agreement. In accordance with the terms of the protective warrant, at the time the initial Registration Statement was declared effective, the protective warrant became exercisable for 24,405 shares of GlobalNet's common stock.

       As a result of the aforementioned transactions, the Company recorded approximately $729,000 of debt discount related to the Note's beneficial conversion feature, approximately $302,000 of debt discount related to the incentive warrants issued, approximately $97,000 of debt discount related to the investor fees for the Note, and approximately $345,000 of debt issuance costs. Each of these items is being amortized over the term of the Note. In addition, the Company will accrete interest expense up to the amount of the redemption prices until such time as the Note is converted or redeemed.

NOTE 4:  INCOME TAXES

         Prior to the conversion of DTA to GII, the entity operated as a limited liability company, and accordingly, the net losses for the entity were reported in the members' tax returns, and as such, the historical consolidated financial statements contained no provisions or benefit and no assets or liabilities for federal or state income taxes. Upon conversion to a C-corporation, the Company recorded certain tax benefits. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of June 30, 2000 and June 30, 2001 and for the three and six months then ended.

NOTE 5:  CAPITAL STOCK

         At June 30, 2001, the Company's authorized capital stock consisted of 100,000,000 shares of common stock, $0.001 par value, of which 32,230,878 shares were issued and outstanding.

NOTE 6: CUSTOMER CONCENTRATION

         A significant portion of the Company's revenues are concentrated among several large customers. The Company's three largest customers represented 76.1% and 74.4% of total revenues for the six months ended June 30, 2001 and June 30, 2000, respectively. Although the Company plans to continue to expand its customer base, it expects a significant portion of its revenue will continue to be concentrated within a relatively small number of customers.

NOTE 7: EARNINGS (LOSS) PER SHARE

         Shares issuable from securities that could potentially dilute basic earnings (loss) per share in the future were not included in the computation of loss per share because their effect was anti-dilutive. These securities consisted of 2,251,000 stock options and 2,775,214 warrants as of June 30, 2001.

NOTE 8: LITIGATION

         The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of the following asserted and potential litigation and other potential legal proceedings will not have a material adverse effect on its business, financial condition, results of operations, or liquidity of the Company.

         Rubin v. Gushlak - On December 26, 2000, an action entitled Rubin v. Gushlak, et. al, Case No. 00-13406, was filed in the United States District Court for the Central District of California, which was subsequently amended on April 2, 2001 and May 29, 2001. This action is against Myron Gushlak, a director of GlobalNet until his resignation in April 2001, and fifteen other named defendants, including GlobalNet. The action arises out of the purchase by the plaintiff of 1,000,000 shares of the Company's common stock from Mr. Gushlak, allegedly acting as an agent for another shareholder, at a price of $5 per share in a private transaction which Mr. Gushlak allegedly facilitated. The primary relief sought in the action is the rescission of the purchase contract from Mr. Gushlak, allegedly acting as agent for another shareholder, or damages in the alternative. The complaint alleges that defendant Mr. Gushlak allegedly induced plaintiff to purchase shares of GlobalNet's common stock from Mr. Gushlak, allegedly acting as agent for another shareholder, and, in doing so, allegedly violated various provisions of the federal securities laws. The complaint also alleges that GlobalNet failed to cooperate with plaintiff in its efforts to confirm Mr. Gushlak's beneficial ownership of shares. GlobalNet has responded to the second amended complaint by filing its answer on June 15, 2001 and believes that it has good and meritorious defenses to the action.

         The Selway Group Inc. - On November 20, 2000, an action was commenced in the United States District Court for the Northern District of Illinois against GlobalNet by the Selway Group Inc ("Selway"). This action alleges that Selway is owed 3% of the gross revenues derived by GlobalNet from a telecommunications intercommunication agreement entered into between GlobalNet and Protel, S.A. de C.V. The action seeks unspecified monetary damages in excess of the monetary federal jurisdictional limit. GlobalNet unsuccessfully moved to dismiss the complaint for lack of jurisdiction, and filed an answer on August 7, 2001. GlobalNet believes that it has good and meritorious defenses to this action which it intends to assert. The action is in its formative stages and no discovery or other substantive proceedings in the action have been undertaken.

         Broadmark Capital Corporation - On May 24, 2001, an action was commenced in the United States District Court for the Northern District of Illinois against GlobalNet by Broadmark Capital Corporation ("Broadmark"). The Complaint alleges a breach of contract and asserts that Broadmark is entitled to a finders fee of $405,000 in connection with an investment in GlobalNet made by Crescent International, Ltd. On July 10, 2001, GlobalNet submitted its amended answer to the complaint. GlobalNet believes that it has good and meritorious defenses to this action which it has asserted and intends to pursue. The action is in its formative stages and no discovery or other substantive proceedings in the action have been undertaken.

         Celeste Trust Reg., Esquire Trading & Financing Inc., and Amro International - On July 9, 2001, an action was commenced in the Supreme Court of the State of New York, County of New York, against GlobalNet by Celeste Trust Reg., Esquire Trading & Financing Inc., and Amro International. The Complaint alleges breach of contract and fraud in connection with the plaintiffs' purchase in a private placement of stock of Rich Earth, Inc., GlobalNet's predecessor, and certain rights plaintiffs allege to have obtained to force registration of their Rich Earth shares. The complaint alleges damages of $3,000,000. GlobalNet believes that it has good and meritorious defenses to this action which it intends to assert. The action is in its formative stages and no discovery or other substantive proceedings in the action have been undertaken.

NOTE 9: MANAGEMENT'S PLANS AND INTENTIONS FOR CONTINUING OPERATIONS

         The Company has negative working capital at June 30, 2001 and has experienced negative operating cash flows as well as continuing net losses since its inception in 1996. This raises substantial doubt about the Company's ability to continue as a going concern. Management has implemented several operating and financial measures to address the Company's short-term and long-term financing needs.

         The Company has focused on gross margins and adopted cost control measures in order to accelerate its path to profitability. The Company had a positive adjusted EBITDA (earnings before interest, taxes, depreciation and amortization, exclusive of non-cash stock compensation and bad debt expense) of $522,000 in the second quarter of 2001, compared to adjusted EBITDA losses of $337,000 and $1,302,000 in the first quarter of 2001 and fourth quarter of 2000, respectively. The positive adjusted EBITDA was primarily accomplished through a 420 basis point increase in gross margins, from 7.5% for the fourth quarter of 2000 to 11.7% for the second quarter of 2001, and a 26.0% reduction in cash operating expenses, from $3,078,000 for the fourth quarter of 2000 to $2,277,000 for the second quarter of 2001. The results of operations for the second quarter are not necessarily indicative of future results of operations.

         As discussed in Note 3 ("Equity Transactions"), the Company recently closed two private placements of equity and debt securities generating net proceeds of approximately $2.5 million. Additionally, the Company has a commitment from an existing shareholder to purchase an additional $3.8 million worth of common stock subject to certain trading volume and stock price conditions. There can be no assurances, however, these funds will be sufficient, or that the Company will be successful in completing additional private placements or in securing additional financing.

         In April of 2001, the Company entered into an agreement with Cisco Systems ("Cisco") to purchase and finance up to $8.7 million of Cisco equipment. This agreement will assist the Company in obtaining the necessary equipment to expand its global VoIP network.

         In May of 2001, the Company refinanced a $2.8 million capital lease, ending a dispute with a former lender. Monthly lease payments decreased by approximately $80,000 as a result of a reduction of the interest cost to 11.8% from 22.0% and the extension of the term to 36 months from 18 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended (the "10-K"). This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates and assumptions.

OVERVIEW

         GlobalNet provides international voice, data and Internet services over a private, managed Internet Protocol (IP) network to international carriers and other communication service providers in the United States and Latin America. GlobalNet's mission is to become the premier provider of high quality, competitively priced IP based voice, fax, and data services to Internet Service Providers (ISPs), Postal Telecommunications and Telegraph providers (PTTs), and other Telecommunications Services Providers (TSPs) serving the Small - Medium Enterprise (SME) Market in Latin America.

         GlobalNet was formed to capitalize on the growth of the Internet Protocol as a communications transport medium for IP Telephony and other enhanced services. To date, the Company has focused primarily on wholesaling international voice and facsimile communications services between the United States and Latin American countries, predominantly Mexico. GlobalNet has been successful in establishing and maintaining relationships with Tier 1 and Tier 2 carriers as a result of its ability to procure consistent sources of supply in the capacity constrained telecommunications corridors linking Latin America and the United States. This has been accomplished through the development of partnerships with several Latin American telecommunications companies. Leveraging these relationships, the Company has grown its revenues from $793,000 in 1997 to $78.1 million in 2000, an annualized compounded growth rate of over 350%.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUE. Our primary source of revenue is the fees that we receive from customers for completing calls over our network. This revenue is dependent on the volume of voice and fax traffic carried over the network, which is measured in minutes. We charge our customers fees per minute of traffic that are dependent on the length and destination of the call and recognize this revenue in the period in which the call is completed. We also derive revenue from providing value-added services such as IP hosting.

     Net revenue for the three months ended June 30, 2001 totaled $23,896,000, representing a 46.8% increase over revenues of $16,283,000 for the three months ended June 30, 2000 and a 26.9% increase over the prior-quarter revenues of $18,836,000. The increase in revenue was primarily due to the addition of new customers to the Company's network as well as to the increase of the traffic from existing customers.

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

         Data communications and telecommunications cost for the three months ended June 30, 2001 totaled $21,097,000 and was 25.6%, or $4,299,000, higher than cost of revenue for the three months ended June 30, 2000. This increase resulted primarily from a significant increase in traffic (consistent with the increased revenue discussed above), which in turn increased the termination costs and purchased minutes. As a percentage of net revenue, data communications and telecommunications costs decreased by 1,490 basis points, from 103.2% for the three months ended June 30, 2000 to 88.3% for the three months ended June 30, 2001 as a result of the Company's addition of new direct routes, the increased competitiveness of the existing routes and the termination of the prepaid card program in October 2000 due to its lack of profitability.

         The Company's dollar gross margin increased by 27.1%, or $596,000, to $2,799,000 (or 11.7% of net revenue) for the second quarter of 2001 from $2,203,000 (or 11.7% of net revenue) for the previous quarter. Dollar gross margins increased primarily as a result of the Company's increase in revenues and continued focus on high-margin customers and high-margin routes.

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

         Network research and development expenses increased by approximately 102.0%, or $623,000, from $611,000 for the three months ended June 30, 2000 to $1,234,000 for the three months ended June 30, 2001. The increase in network research and development expenses is primarily due to the increase in the personnel needed to expand, develop and support the Company's network.

         Network research and development for the second quarter of 2001 decreased by 2.5%, or $31,000, from $1,265,000 for the previous quarter, despite the 26.9% increase in revenues over the same period. The decrease was primarily due to increased efficiencies and a better utilization of the Company's global network.

SELLING AND MARKETING. Selling and marketing expenses include the expenses incurred in the development and promotion of the Company's image, products and services. Selling and marketing expenses include primarily the salaries, payroll taxes, benefits and commissions paid to the sales personnel as well as the fees paid to investor relations firms and consultants.

         Selling and marketing expenses decreased by 47.2%, or $137,000, from $290,000 for the three months ended June 30, 2000 to $153,000 for the three months ended June 30, 2001. The decrease in selling and marketing expenses is primarily due to the Company's efforts to cut non-revenue generating expenses.

     Selling and marketing expenses for the second quarter of 2001 increased by 57.7%, or $56,000, from $97,000 for the previous quarter. The increase was primarily due to the 103.2% increase in sales commissions that resulted from increased sales.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include the expenses incurred for general corporate functions, including administration, finance and accounting, facilities, human resources, and professional services.

         General and administrative expenses for the three months ended June 30, 2001 totaled $889,000, representing a 9.7% decrease over general and administrative expenses of $984,000 for the three months ended June 30, 2000 and a 24.5% decrease over the prior-quarter general and administrative expenses of $1,177,000. The decrease in general and administrative expenses was primarily due to Company's efforts to cut non-revenue generating expenses in order to accelerate its path to profitability.

BAD DEBT EXPENSE. Bad debt expense amounted to $128,000, or 0.5% of net revenue, for three months ended June 30, 2001. This compares with $80,000, or 0.5% of net revenue, and $150,000, or 0.8% of net revenue, in the year-ago and previous quarters, respectively.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased by 149.6%, or $730,000, from $488,000 for the three months ended June 30, 2000 to $1,218,000 for the three months ended June 30, 2001. The increase in depreciation expense is primarily due to the acquisition of additional property and equipment. The average gross property and equipment increased by 80.4%, or $6,349,000, from $7,896,000 for the quarter ended June 30, 2000 to $14,245,000 for the quarter ended June 30, 2001.

         In March 2000, the Company recorded $2,000,000 of intangible assets in the acquisition of the 25% minority interest in GlobalNet L.L.C. The Company is amortizing the intangible assets on a straight-line basis over a five-year period. The amortization expense associated with the intangible assets amounts to approximately $100,000 per quarter.

NON-CASH STOCK COMPENSATION. The non-cash stock compensation expense resulted primarily from the issuance of restricted stock to certain employees and directors in May and December 2000. The stock was issued to motivate and retain key employees and has a vesting period of three years.

INTEREST EXPENSE, NET. Interest expense (net of interest income) of $416,000 increased by 62.5%, or $160,000, for the three months ended June 30, 2001 as compared to the corresponding period in 2000. The increase in interest expense is primarily due to the acquisition of property and equipment financed through capital leases. The average capital lease outstanding balance increased by 30.6%, or $2,122,000, from $6,931,000 for the quarter ended June 30, 2000 to
$9,053,000 for the quarter ended June 30, 2001.

         Additionally, the interest expense for the three months ended June 30, 2001 includes a refinancing fee of $100,000 incurred in connection with the refinancing of a $2.8 million existing lease on May 10, 2001. After the refinancing, the interest cost decreased to 11.8% from 22.0%, and the term was extended to 36 months from 18 months remaining under the original lease.

NON-CASH FINANCING COST. Non-cash financing cost is primarily comprised of the amortization of debt discount related to the convertible note's beneficial conversion feature, the amortization debt discount related to incentive warrants issued to Crescent International in connection with the convertible note, the amortization of debt discount related to fees paid in connection with the convertible note and the amortization of debt issuance costs. The Company has been amortizing all these items over the three-year term of the convertible note since April 10, 2001.

INCOME TAXES. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of June 30, 2001 and for the three and six months then ended. The Company is currently evaluating the likelihood and timing of the future realization of its deferred tax assets in order to determine if it meets the criteria established in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", to reverse the existing valuation allowance. In the event the Company determines that it is more likely than not that it will generate sufficient taxable income to use its deferred tax assets, it will reverse some or all of the existing valuation allowance and recognize the income tax benefit associated with its net deferred tax asset in that period.

NET LOSS. The net loss for the three months ended June 30, 2001 totaled $2,458,000, representing a 37.0% decrease over a net loss of $3,899,000 for the three months ended June 30, 2000 and a 20.4% decrease over the prior-quarter net loss of $3,087,000. The decrease in net loss was primarily due to the increase in revenues and gross margins and to the decrease in operating expenses as a percentage of revenues.

         The Company's net loss per share was $0.08 on 30,044,737 weighted average shares for the three months ended June 30, 2001, compared to a pro forma net loss per share of $0.17 on 22,784,245 weighted average shares for the three months ended June 30, 2000 and a net loss per share of $0.11 on 29,159,894 weighted average shares for the previous quarter.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUE. Net revenue increased by 38.9%, or $11,961,000, from $30,770,000 for the six months ended June 30, 2000 to $42,731,000 for the six months ended June 30, 2001. The increase in revenue was primarily due to the addition of new customers to the Company's network as well as to the increase of the traffic from existing customers.

         The majority of the revenue growth came from Tier 1 carriers. As a percentage of total revenues, revenues from Tier 1 carriers and major international telecommunication companies (PTTs) increased from less than 20% for the six months ended June 30, 2000 to over 70% for the six months ended June 30, 2001.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS. Data communications and telecommunications cost increased by 23.9%, or $7,281,000, from $30,449,000 for the six months ended June 30, 2000 to $37,730,000 for the six months ended June 30, 2001. This increase resulted primarily from a significant increase in traffic (consistent with the increased revenue discussed above), which in turn increased the termination costs and purchased minutes.

         As a percentage of net revenue, data communications and telecommunications costs decreased by 1,070 basis points, from 99.0% for the six months ended June 30, 2000 to 88.3% for the six months ended June 30, 2001 as a result of the Company's addition of new direct routes, the increased competitiveness of the existing routes and the termination of the prepaid card program in October 2000 due to its lack of profitability.

         The Company's dollar gross margin increased by 1462.7%, or $4,681,000, to $5,001,000 (or 11.7% of net revenue) for the six months ended June 30, 2001 from $320,000 (or 1.0% of net revenue) for the six months ended June 30, 2000. Gross margins increased primarily as a result of the Company's increased focus on high-margin customers and high-margin routes since the beginning of 2001.

NETWORK RESEARCH AND DEVELOPMENT. Network research and development expenses increased by approximately 186.3%, or $1,626,000, from $873,000 for the six months ended June 30, 2000 to $2,499,000 for the six months ended June 30, 2001. The increase in network research and development expenses was primarily due to the expansion of the Company's global network.

SELLING AND MARKETING. Selling and marketing expenses decreased by 19.6%, or $61,000, from $311,000 for the six months ended June 30, 2000 to $250,000 for the six months ended June 30, 2001. The decrease in selling and marketing expenses was primarily due to the Company's efforts to cut non-revenue generating expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 32.2%, or $503,000, from 1,563,000 for the six months ended June 30, 2000 to $2,066,000 for the six months ended June 30, 2001. The increase in general and administrative expenses was primarily due to the increase in professional fees (i.e., accounting and legal) after the Company went public in the second quarter of 2000.

BAD DEBT EXPENSE. Bad debt expense increased by 247.5%, or $198,000, from $80,000, or 0.3% of net revenue for the six months ended June 30, 2000, to $278,000, or 0.7% of net revenue, for the six months ended June 30, 2001. The increase in bad debt expense is primarily due to the increase in revenues and the increase in credit risk experienced by the telecommunications industry.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased by 167.4%, or $1,513,000, from $904,000 for the six months ended June 30, 2000 to $2,417,000 for the six months ended June 30, 2001. The increase in depreciation expense is primarily due to the acquisition of additional property and equipment. The average gross property and equipment increased by 76.8%, or $6,030,000, from $7,853,000 for the six months ended June 30, 2000 to $13,884,000 for the six months ended June 30, 2001.

         In March 2000, the Company recorded $2,000,000 of intangible assets in the acquisition of the 25% minority interest in GlobalNet L.L.C. The Company is amortizing the intangible assets on a straight-line basis over a five-year period. The amortization expense associated with the intangible assets amounted to approximately $133,332 and $199,999 for the six-months periods ended June 30, 2000 and June 30, 2001, respectively.

NON-CASH STOCK COMPENSATION. The non-cash stock compensation expense resulted primarily from the issuance of restricted stock to certain employees and directors in May and December 2000. The stock was issued to motivate and retain key employees and has a vesting period of three years.

INTEREST EXPENSE, NET. Interest expense (net of interest income) of $727,000 increased by 35.1%, or $189,000, for the six months ended June 30, 2001 as compared to the corresponding period in 2000. The increase in interest expense is primarily due to the acquisition of property and equipment financed through capital leases. The average capital lease outstanding balance increased by 30.9%, or $2,182,000, from $7,059,000 for the six months ended June 30, 2000 to $9,241,000 for the six months ended June 30, 2001.

         The interest expense for the six months ended June 30, 2000 includes $31,000 of interest expense for a term loan that was fully repaid on July 15, 2000.

         Additionally, interest expense for the six months ended June 30, 2001 includes a refinancing fee of $100,000 incurred in connection with the refinancing of a $2.8 million existing lease on May 10, 2001. After the refinancing, the interest cost decreased to 11.8% from 22.0%, and the term was extended to 36 months from 18 months remaining under the original lease.

NON-CASH FINANCING COST. Non-cash financing cost is primarily comprised of the amortization of debt discount related to the convertible note's beneficial conversion feature, the amortization debt discount related to incentive warrants issued to Crescent International in connection with the convertible note, the amortization of debt discount related to fees paid in connection with the convertible note and the amortization of debt issuance costs. The Company has been amortizing all these items over the three-year term of the convertible note since April 10, 2001.

INCOME TAXES. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of June 30, 2001 and for the six months then ended. The Company is currently evaluating the likelihood and timing of the future realization of its deferred tax assets in order to determine if it meets the criteria established in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", to reverse the existing valuation allowance. In the event the Company determines that it is more likely than not that it will generate sufficient taxable income to use its deferred tax assets, it will reverse some or all of the existing valuation allowance and recognize the income tax benefit associated with its net deferred tax asset in that period.

NET LOSS. The net loss for the six months ended June 30, 2001 totaled $5,545,000, representing a 19.9% increase over a net loss of $4,625,000 for the six months ended June 30, 2000. The increase in net loss was primarily due to the increase in expenses in connection with the Company's expansion of its global network.

         The Company's net loss per share was $0.19 on 29,604,760 weighted average shares for the six months ended June 30, 2001, compared to a pro forma net loss per share of $0.22 on 21,392,122 weighted average shares for the six months ended June 30, 2000.

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

April Private Placement

       On April 9, 2001 (Closing Date), the Company entered into a securities purchase agreement (Agreement) whereby the Company issued a $2,000,000 convertible note (Note) and the purchaser agreed to purchase from time to time through April 9, 2002, up to $4,000,000 of the Company's common stock. The number of shares and the price is to be determined based upon the Company's average current trading volume and stock price as defined in the Agreement. In addition, the Purchaser has agreed not to acquire, through conversion of the Note, exercise of warrants, or purchase of equity, more than an aggregate of 9.9% of the Company's common stock as of any respective conversion, exercise or purchase date. On the Closing Date, the purchaser made an initial purchase of 365,428 shares of the Company's common stock for an aggregate of $250,000. The Company received net proceeds at the closing in the amount of $2,140,976, after deducting related expenses. The Company also paid additional offering costs of approximately $285,000 and issued warrants to two firms in connection with the Agreement to purchase an aggregate of 333,333 shares of the Company's common stock at $0.89 per share.

Capital Lease Facilities

       In April 2000, the Company entered into a $10,000,000 credit facility with General Electric to finance the lease of Lucent Technologies telecommunications network and data transmission equipment. The Company had six months from the time of the closing to finance equipment under the facility. The total financed amount equals in the aggregate $7,288,000, of which approximately $337,000 corresponds to equipment financed in the first quarter of 2001. As of June 30, 2001, the outstanding balance under this credit facility amounts to $5,864,000.

       In October 1999, the Company entered into certain capital leases for network equipment with PrinVest Financial Corp. ("PrinVest"). The total amount financed was approximately $5,092,000. On May 10, 2001, the Company refinanced these leases with another lender, ending an existing dispute with PrinVest. The outstanding balance under these leases on the date of the refinancing amounted to $2,730,000. After the refinancing, the interest cost on the leases decreased to 11.8% from 22.0%, and the term was extended to 36 months from the 18 months remaining under the original lease. The Company paid a $100,000 refinancing fee in connection with the refinancing of these leases.

       The Company has placed orders in the amount of approximately $8.7 million to purchase Cisco telecommunications equipment. Cisco has agreed to finance the acquisition of this equipment through 36-month capital leases.

CASH FLOW DATA - SIX MONTHS ENDED JUNE 30, 2001 AND 2000

       During the six months ended June 30, 2001, net cash used in operating activities totaled $1,310,000, as compared to net cash used in operating activities totaling $4,306,000 in the corresponding period of 2000. Cash used in operating activities in the first six months of 2001 was primarily the result of net losses and increases in accounts receivable and carrier deposits. The decrease in the net cash used in operating activities is primarily due to the 87.1%, or $2,654,000, decrease in cash losses, from $3,046,000 for the six months ended June 30, 2000 to $392,000 for the six months ended June 30, 2001.

       During the six months ended June 30, 2001, net cash used in investing activities amounted to approximately $423,000, as compared to net cash used in investing activities totaling $174,000 in the corresponding period of 2000. The Company purchased approximately $362,000 of telecommunications equipment through capital leases in the first six months of 2001.

       During the six months ended June 30, 2001, net cash provided by financing activities amounted to approximately $1,010,000, as compared to net cash provided by financing activities of approximately $7,180,000 in the corresponding period of 2000. The net cash provided by financing activities in the first six months of 2001 consisted principally of $1,676,000 of net proceeds from a $2 million convertible note, $615,000 of net proceeds from a private placement completed in March, and $180,000 of net proceeds from the first draw from an equity line, net of $1,461,000 of principal payments on capital lease obligations.

         Considering the Company's working capital deficit, the Company may need to seek additional capital through the issuance of equity securities and/ or credit facilities within the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

       On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Business combinations accounted for as poolings-of-interests and initiated prior to June 30, 2001 are grandfathered. SFAS 142 replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for impairment test. SFAS 142 also requires an evaluation of intangible assets and their useful lives and a transitional impairment test for goodwill and certain intangible assets upon adoption. After transition, the impairment test will be performed annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, as of the beginning of the year. The Company has not yet determined the impact of the new accounting standards on its financial reporting.

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

ITEM 1.  LEGAL PROCEEDINGS

         Broadmark Capital Corporation - On May 24, 2001, an action was commenced in the United States District Court for the Northern District of Illinois against GlobalNet by Broadmark Capital Corporation ("Broadmark"). The Complaint alleges a breach of contract and asserts that Broadmark is entitled to a finders fee of $405,000 in connection with an investment in GlobalNet made by Crescent International Limited. On July 10, 2001, GlobalNet submitted its amended answer to the complaint. GlobalNet believes that it has good and meritorious defenses to this action which it has asserted and intends to pursue. The action is in its formative stages and no discovery or other substantive proceedings in the action have been undertaken.

         Celeste Trust Reg., Esquire Trading & Financing Inc., and Amro International - On July 9, 2001, an action was commenced in the Supreme Court of the State of New York, County of New York, against GlobalNet by Celeste Trust Reg., Esquire Trading & Financing Inc., and Amro International. The Complaint alleges breach of contract and fraud in connection with the plaintiffs' purchase in a private placement of stock of Rich Earth, Inc., GlobalNet's predecessor, and certain rights plaintiffs allege to have obtained to force registration of their Rich Earth shares. The complaint alleges damages of $3,000,000. GlobalNet believes that it has good and meritorious defenses to this action which it intends to assert. The action is in its formative stages and no discovery or other substantive proceedings in the action have been undertaken.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

March Private Placement

       On March 21, 2001, the Company completed a private placement of 700,000 shares of common stock at $1.00 per share. The Company received net proceeds at the closing in the amount of $615,269, after deducting offering costs of $85,000. In addition, the Company issued warrants to purchase 75,000 shares of common stock at $1.20 to various entities assisting in the private placement. The Company filed a registration statement on Form S-3 (No. 333-58144) to register the shares sold in the placement and the warrants granted to the placement agents. This registration statement was declared effective by the Securities and Exchange Commission on July 9, 2001.

April Private Placement

       On April 9, 2001 (Closing Date), the Company entered into a securities purchase agreement (Agreement) whereby the Company issued a $2,000,000 convertible note (Note) and the purchaser agreed to purchase from time to time, subject to certain conditions, through April 9, 2002, up to $4,000,000 of the Company's common stock. The number of shares to be purchased and the price are to be determined based upon the Company's average current trading volume and stock price as defined in the Agreement. In addition, the purchaser has agreed not to acquire, through conversion of the Note, exercise of warrants, or purchase of equity, more than an aggregate of 9.9% of the Company's common stock as of any respective conversion, exercise, or purchase date. On the Closing Date, the purchaser made an initial purchase of 365,428 shares of the Company's common stock for an aggregate of $250,000. The Company received net proceeds at the closing in the amount of $2,140,976, after deducting related expenses. In addition, the Company paid offering costs of approximately $285,000 and issued warrants to two firms in connection with the Agreement to purchase an aggregate of 333,333 shares of the Company's common stock at $0.89 per share. The Company filed a registration statement on Form S-3 (No. 333-58144) which was declared effective by the Securities and Exchange Commission on July 9, 2001.

       The Company intends on using the proceeds from the March and April Private Placements and the exercise of the warrants relating thereto for working capital and general corporate purposes.

ITEM 5.  OTHER INFORMATION

         As reported on a Form 8-K filed on July 18, 2001 with the Securities and Exchange Commission, the Company has requested a hearing before a Nasdaq Listing Qualifications Panel

(the "Panel") to ask for continued listing of the Company's stock on the Nasdaq SmallCap Market. The request followed the receipt of a Nasdaq Staff Determination on July 17, 2001, indicating that the Company had failed to comply with the minimum $35 million market capitalization requirement for continued listing set forth in Marketplace Rule 4310 (c) (2) (B) (ii), and that its securities are, therefore, subject to delisting from The Nasdaq SmallCap Market. Pending the outcome of the hearing, completion of the review process and further notification from Nasdaq, the Company's common stock continues to trade on The Nasdaq SmallCap Market. However, there can be no assurance that the Panel will grant the Company's request for continued listing. In the event that the Company's securities were delisted, they would be eligible to trade on the Over the Counter Bulletin Board Market (OTC BB).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         The following are the reports on Form 8-K filed with the Securities and Exchange Commission by the Company in the quarter ended June 30, 2001:

                                 ITEMS
    DATE OF REPORT               REPORTED                    DESCRIPTION
    --------------              --------------               ------------
April 4, 2001                    Item 6             Resignation of Director
April 13, 2001                   Item 5             Financing Transaction with Crescent International
June 12, 2001                    Item 6             Resignation of Director

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GLOBALNET, INC.

Dated:   August 14, 2001                       /s/  Pere Valles
                                               ----------------------------
                                                  Pere Valles

                                                  Chief Financial Officer (on
                                                  behalf of registrant and as
                                                  principal accounting officer)