Form 10-Q
period 2001-09-30
GLOBALNET INC
filed 2001-11-14
CIK 1095529

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

      Yes   [X]        No [ ]

As of November 14, 2001, 32,379,374 shares of Registrants' Common Stock, par value $0.001, were outstanding.

                                 GLOBALNET, INC.
                                      INDEX

             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS


                                   PART I                                           PAGE

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS

       Consolidated Balance Sheets at September 30, 2001 (unaudited) and
       December 31, 2000........................................................    1

       Consolidated Statements of Operations for the Three and Nine Months
       Ended September 30, 2001 and 2000 (unaudited)............................    2

       Consolidated Statements of Stockholders' Equity (Deficit) for the Nine
       Months Ended September 30, 2001 (unaudited)..............................    3

       Consolidated Statements of Cash Flows for the Nine Months Ended
       September 30, 2001 and 2000 (unaudited)..................................    4

       Notes to Consolidated Financial Statements...............................    5

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS......................................    10

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISK..............................................................    19

                             PART II

ITEM 1 LEGAL PROCEEDINGS........................................................    19

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS................................    19

ITEM 5 OTHER INFORMATION........................................................    20

ITEM 6 EXHIBITS AND REPORTS ON FORM  8-K........................................    21

ITEM 1. FINANCIAL STATEMENTS

                         GLOBALNET, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

              September 30, 2001 (Unaudited) and December 31, 2000

                                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                             2001               2000
                                                                        -------------       ------------
                                     ASSETS

Current assets:
   Cash                                                                  $  1,461,347       $  2,545,459
   Restricted cash                                                                 --            157,872
   Accounts receivable, net of allowance for doubtful                       3,233,184          5,050,121
     accounts of $1,105,000 and $364,000, respectively
   Prepaid expenses and other current assets                                  506,990            151,481
   Carrier deposits                                                           429,783            122,508
                                                                         ------------       ------------

           Total current assets                                             5,631,304          8,027,441

Property and equipment, net                                                 7,564,955         10,038,779
Intangible assets, net                                                      1,366,668          1,666,668
Other assets                                                                1,426,263                 --

           Total assets                                                  $ 15,989,190       $ 19,732,888
                                                                         ============       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                      $ 12,101,298       $ 11,070,623
   Accrued expenses                                                           404,987            431,862
   Deferred revenue                                                             1,458                 --
   Current portion of capital lease obligations                             2,778,201          4,035,682
                                                                         ------------       ------------

           Total current liabilities                                       15,285,944         15,538,167

Capital lease obligations, net of current portion                           5,177,339          5,680,002
Convertible note                                                            2,118,054                 --

Stockholders' deficit:
   Common stock; 100,000,000 shares authorized, $0.001 par value;
     32,379,374 and 31,165,450 shares issued and outstanding at
     September 30, 2001 and December 31, 2000, respectively                    32,379             31,165
   Additional paid-in-capital                                              25,497,495         23,457,290
   Accumulated deficit                                                    (25,819,335)       (15,625,769)
   Deferred compensation                                                   (6,302,686)        (9,347,967)

           Total stockholders' deficit                                     (6,592,147)        (1,485,281)
                                                                         ------------       ------------
           Total liabilities and stockholders' deficit                   $ 15,989,190       $ 19,732,888
                                                                         ============       ============

See accompanying notes to consolidated financial statements.

                         GLOBALNET, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

             Three and Nine months ended September 30, 2001 and 2000
                                  (Unaudited)

                                                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                              2001          2000           2001           2000
                                                                         -------------  -------------  -------------  -------------
Revenue                                                                   $ 17,126,741     23,635,285   $ 59,857,958     54,404,807

Operating expenses:
 Data communications and telecommunications                                 16,323,786     21,971,455     54,054,255     52,420,851
 Network research and development (exclusive of $123,923 and
   $376,576 for the three and nine months ended September 30, 2001, respectively; and $106,667 and $160,000 for the three and nine months ended September 30, 2000, respectively reported below as
   non-cash stock compensation)                                              1,373,520        966,248      3,872,877      1,842,194

 Selling and marketing (exclusive of $433,333 and $650,001 for the three and nine months ended September 30, 2000, respectively
   reported below as non-cash stock compensation)                              131,508        317,567        381,722        620,590

 General and administrative (exclusive of $869,449 and
   $2,759,735 for the three and nine months ended September 30, 2001, respectively; and $810,000 and $1,214,999 for the three and nine months ended September 30, 2000, respectively reported below as
   non-cash stock compensation)                                                785,576      1,412,817      2,852,062      2,981,162

 Bad debt expense                                                              463,000             --        741,000         80,000
 Depreciation and amortization                                               1,226,280        749,903      3,643,133      1,654,061
 Non-cash stock compensation                                                   993,372      1,350,000      3,136,311      2,025,000
                                                                          ------------   ------------   ------------   ------------

         Total operating expenses                                           21,297,042     26,767,990     68,681,360     61,623,858
                                                                          ------------   ------------   ------------   ------------

         Operating loss                                                     (4,170,301)    (3,132,705)    (8,823,402)    (7,219,051)

 Interest expense, net                                                        (266,345)      (360,002)    (1,010,088)      (898,323)
 Non cash financing cost                                                      (166,277)            --       (314,079)            --

         Net loss                                                         $ (4,602,923)    (3,492,707)  $(10,147,569)    (8,117,374)
                                                                          ============   ============   ============   ============
 Pro forma weighted average number of shares
   outstanding                                                              30,117,313     29,012,515     29,777,488     23,950,794
                                                                          ============   ============   ============   ============

 Pro forma basic and diluted loss per share                               $      (0.15)         (0.12)  $      (0.34)         (0.34)
                                                                          ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                         GLOBALNET, INC. AND SUBSIDIARY

                Consolidated Statements of Stockholders' Deficit

                      Nine months ended September 30, 2001
                                   (Unaudited)

                                                        Common Stock
                                                    -------------------    Additional      Accumulated   Deferred        Total
                                                      Shares     Amount  paid-in-capital    deficit     Compensation    deficit
                                                    ----------  -------  ---------------  ------------  ------------  -----------
Balance at December 31, 2000                        31,165,450  $31,165      $23,457,290  $(15,625,769)   (9,347,967) $(1,485,281)

Issuance of shares for services rendered               148,496      149           66,131            --            --       66,280

Issuance of common stock in February private
placement, net                                         700,000      700          614,569            --            --      615,269

Issuance of warrants to advisors                            --       --           97,919            --       (97,919)          --

Draw on equity line                                    365,428      365          111,924                                  112,289

Incentive warrant discount related to April
private placement                                                                301,751                                  301,751

Debt issuance costs related to April private
placement                                                                        146,157                                  146,157

Beneficial conversion feature - April private
placement                                                                        728,926                                  728,926

Deemed dividend related to April private placement                                45,997       (45,997)                        --

Amortization of deferred compensation                       --       --          (73,169)           --     3,143,200    3,070,031

Net loss                                                    --       --               --   (10,147,569)           --  (10,147,569)

                                                    ----------  -------  ---------------  ------------  ------------  -----------

Balance at September 30, 2001                       32,379,374  $32,379      $25,497,495  $(25,819,335)   (6,302,686) $(6,592,147)
                                                    ==========  =======  ===============  ============  ============  ===========

See accompanying notes to consolidated financial statements.

                         GLOBALNET, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                  Nine months ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                           SEPTEMBER 30,      SEPTEMBER 30,
                                                                               2001               2000
                                                                           ------------       ------------
Cash flows from operating activities:
   Net loss                                                                $(10,147,569)        (8,117,374)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization                                          3,643,133          1,654,061
       Provision for doubtful accounts                                          741,000                 --
       Non-cash stock compensation                                            3,136,311          2,025,000
       Non-cash financing costs                                                 505,665                 --
       Changes in assets and liabilities:
         Restricted cash                                                        157,872            298,044
         Accounts receivable                                                  1,075,937         (6,283,698)
         Due from related party                                                      --             41,319
         Prepaid expenses and other current assets                             (355,509)          (498,024)
         Carrier deposits                                                      (307,275)                --
         Accounts payable and other current liabilities                       1,030,675         5,876,501
         Salaries and wages payable                                                  --          (124,172)
         Deferred revenue                                                         1,458           (905,967)
         Accrued expenses                                                       (26,875)             3,996
                                                                           ------------       ------------

           Net cash used in operating activities                               (545,177)        (6,030,314)
                                                                           ------------       ------------

Cash flows from investing activities -
   purchase of property and equipment                                          (507,361)          (336,919)
                                                                           ------------       ------------

           Net cash used in investing activities                               (507,361)          (336,919)
                                                                           ------------       ------------

Cash flows from financing activities:
   Proceeds from note payable with Rich Earth, Inc.                                  --            800,000
   Proceeds from merger with Rich Earth, Inc.                                        --          8,712,908
   Proceeds from March private placement of common stock, net                   615,269                 --
   Proceeds from equity line, net                                               112,290                 --
   Proceeds from convertible note, net                                        1,512,911                 --
   Repayments of principal on term loan                                                           (617,039)
   Principal payments on capital lease obligations                           (2,272,044)          (813,174)
                                                                           ------------       ------------

           Net cash provided by (used in) financing activities                  (31,574)         8,082,695
                                                                           ------------       ------------

           Net increase (decrease) in cash                                   (1,084,112)         1,715,462

Cash at beginning of period                                                   2,545,459            304,626
                                                                           ------------       ------------

Cash at end of period                                                      $  1,461,347          2,020,088
                                                                           ============       ============
Supplemental disclosure of non-cash financing and investing activity -
   Payment for purchase of 25% minority interest in and certain
   assets of GlobalNet LLC by Rich Earth, Inc. on behalf of Company                  --          2,127,198
                                                                           ============       ============
Cancellation of notes payable to Rich Earth, Inc. in connection
   with merger with Rich Earth, Inc.                                                 --          2,927,198
                                                                           ============       ============

   Cash paid for interest                                                  $    902,653            398,317
                                                                           ============       ============

   Equipment acquired under capital leases                                 $    361,949          5,065,989
                                                                           ============       ============

   Value of equipment refinanced under capital lease                       $  2,879,491
                                                                           ============


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

      The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

      On April 9, 2001 (Closing Date), the Company entered into a securities purchase agreement (Agreement) whereby the Company issued a $2,000,000 convertible note (Note) and the purchaser agreed to purchase from time to time, subject to certain conditions, through April 9, 2002, up to $4,000,000 of the Company's common stock. The number of shares to be purchased and the price are to be determined based upon the Company's average current trading volume and stock price as defined in the Agreement. In addition, the purchaser has agreed not to acquire, through conversion of the Note, exercise of warrants, or purchase of equity, more than an aggregate of 9.9% of the Company's common stock as of any respective conversion, exercise, or purchase date. On the Closing Date, the purchaser made an initial purchase of 365,428 shares of the Company's common stock for an aggregate of $250,000. The Company received net proceeds at the closing in the amount of $2,140,976, after deducting related expenses. In addition, the Company paid offering costs of approximately $516,000 and issued warrants to purchase 333,333 shares of the Company's common stock at $0.89 per share and warrants to purchase 225,000 shares of the Company's common stock at $0.85 per share. These warrants were valued at $172,000, of which $146,000 was allocated to the Note.

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

      The Company also issued a protective warrant to the purchaser which only became exercisable on the effective date of the registration statement. Under the terms of the protective warrant, if the price of the Company's common stock as computed on the effective date of the registration statement was lower than the purchase price of the common stock on the Closing Date, the protective warrant would become exercisable for a certain number of shares as defined in the Agreement. In accordance with the terms of the protective warrant, at the time the initial registration statement was declared effective, the protective warrant became exercisable for 24,405 shares of GlobalNet's common stock.

      As a result of the aforementioned transactions, the Company recorded approximately $729,000 of debt discount related to the Note's beneficial conversion feature, approximately $302,000 of debt discount related to the incentive warrants issued, approximately $97,000 of debt discount related to the investor fees for the Note, and approximately $543,000 of other debt issuance costs. Each of these items is being amortized over the term of the Note. In addition, the Company will accrete interest expense up to the amount of the redemption prices until such time as the Note is converted or redeemed.

NOTE 4: INCOME TAXES

      Prior to the conversion of DTA to GII, the entity operated as a limited liability company, and accordingly, the net losses for the entity were reported in the members' tax returns, and as such, the historical consolidated financial statements contained no provisions or benefit and no assets or liabilities for federal or state income taxes. Upon conversion to a C-corporation, the Company recorded certain tax benefits. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of September 30, 2001 and September 30, 2000 and for the three and nine months then ended.

NOTE 5: CAPITAL STOCK

      At September 30, 2001, the Company's authorized capital stock consisted of 100,000,000 shares of common stock, $0.001 par value, of which 32,379,374 shares were issued and outstanding.

NOTE 6: CUSTOMER CONCENTRATION

      A significant portion of the Company's revenues are concentrated among few large customers. The Company's three largest customers represented 75.4% and 69.0% of total revenues for the nine months ended September 30, 2001 and September 30, 2000, respectively. Although the Company plans to continue to expand its customer base, it expects a significant portion of its revenue will continue to be concentrated within a relatively small number of customers.

NOTE 7: EARNINGS (LOSS) PER SHARE

      Shares issuable from securities that could potentially dilute basic earnings (loss) per share in the future were not included in the computation of loss per share because their effect was anti-dilutive. These securities consisted of 1,851,000 stock options and 2,775,214 warrants as of September 30, 2001.

NOTE 8: LITIGATION

      The Company is from time to time subject to routine litigation incidental to its business. The Company believes that the results of the following asserted and potential litigation and other potential legal proceedings will not have a material adverse effect on its business, financial condition, results of operations, or liquidity of the Company.

      The Selway Group Inc. - On November 20, 2000, an action was commenced in the United States District Court for the Northern District of Illinois against GlobalNet by the Selway Group Inc ("Selway"). This action alleges that Selway is owed 3% of the gross revenues derived by GlobalNet from a telecommunications interconnection agreement entered into between GlobalNet and Protel, S.A. de C.V. The action seeks unspecified monetary damages in excess of the monetary federal jurisdictional limit. GlobalNet unsuccessfully moved to dismiss the complaint for lack of jurisdiction, and filed an answer on August 7, 2001. GlobalNet believes that it has good and meritorious defenses to this action which it intends to assert. The action is in its formative stages and no discovery or other substantive proceedings in the action have been undertaken.

      Broadmark Capital Corporation - On May 24, 2001, an action was commenced in the United States District Court for the Northern District of Illinois against GlobalNet by Broadmark Capital Corporation ("Broadmark"). The Complaint alleges a breach of contract and asserts that Broadmark is entitled to a finders fee of $405,000 in connection with an investment in GlobalNet made by Crescent International, Ltd. On July 10, 2001, GlobalNet submitted its amended answer to the complaint. GlobalNet believes that it has good and meritorious defenses to this action which it has asserted and intends to pursue. The action is in its formative stages and no discovery or other substantive proceedings in the action have been undertaken. At a conference held before the Court on November 8, 2001, the parties agreed to a settlement of the action of $175,000 and the issuance of 225,000 warrants exercisable at approximately $0.85 per share. The settlement agreement currently is being finalized.

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

NOTE 9: COMMITMENTS

      The Company has placed orders in the amount of approximately $4.6 million to purchase Cisco telecommunications equipment. This equipment will be financed through 36-month capital leases.

NOTE 10: MANAGEMENT'S PLANS AND INTENTIONS FOR CONTINUING OPERATIONS

      The Company has negative working capital at September 30, 2001 and has experienced negative operating cash flows as well as continuing net losses since its inception in 1996. This raises substantial doubt about the Company's ability to continue as a going concern.

Management has implemented several operating and financial measures to address the Company's short-term and long-term financing needs, though management is unable to predict the effectiveness of these measures given existing business, economic and global conditions. In addition, the effectiveness of these measures are dependent on the ability of the Company to successfully pursue new business opportunities.

      The Company has focused on cutting non-revenue generating expenses. General and administrative expenses decreased by 44.4%, or $627,000, from $1,413,000 for the three months ended September 30, 2000 to $786,000 for the three months ended September 30, 2001.

      As discussed in Note 3 ("Equity Transactions"), the Company closed two private placements of equity and debt securities generating net proceeds of approximately $2.5 million. There can be no assurances, however, these funds will be sufficient, or that the Company will be successful in completing additional private placements or in securing additional financing.

      In April of 2001, the Company entered into an agreement with Cisco Systems ("Cisco") to purchase and finance up to $4.6 million of Cisco equipment. This agreement will assist the Company in obtaining the necessary equipment to expand its global VoIP network.

      In May of 2001, the Company refinanced a $2.8 million capital lease, ending a dispute with a former lender. Monthly lease payments decreased by approximately $80,000 as a result of a reduction of the interest cost to 11.8% from 22.0% and the extension of the term to 36 months from 18 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as amended, (the "10-K"). This Quarterly Report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, which involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

      Net revenue for the three months ended September 30, 2001 totaled $17,127,000, representing a 27.5% decrease over revenues of $23,635,000 for the three months ended September 30, 2000. This decrease in revenue was primarily due to the loss of traffic from one significant customer, which, as a result of its own pricing decisions, lost a significant amount of traffic from its own customers. We are working together with this customer in order to recover that traffic.

      Additionally, as a result of the September 11th events, we temporarily lost connectivity with certain customers and vendors dependent on our New York switch, which had an adverse impact on the traffic from existing customers and delayed new customer connections.

      We are actively working on diversifying our customer base in order to reduce our dependency on certain key customers and to avoid the short-term revenue fluctuations that result from the loss of traffic from a significant customer.

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

      Data communications and telecommunications cost for the three months ended September 30, 2001 totaled $16,324,000 and was 25.7% lower than cost of revenue for the three months ended September 30, 2000. This decrease resulted primarily from the decrease in traffic discussed above, which in turn decreased the termination costs and purchased minutes.

      As a percentage of net revenue, data communications and telecommunications costs increased by 230 basis points, from 93% for the three months ended September 30, 2000 to 95.3% for the three months ended September 30, 2001. This increase was primarily due to pricing pressure in existing routes and delays in the implementation of new direct routes. We expect that the final implementation of our new direct routes will have a positive effect on our gross margins in future quarters.

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

      Network research and development expenses increased by approximately 42.2%, or $408,000, from $966,000 for the three months ended September 30, 2000 to $1,374,000 for the three months ended September 30, 2001. The increase in network research and development expenses was primarily due to the increase in leased line costs as a result of the addition of new direct routes and the implementation of systems to expand, develop and support the Company's network.

SELLING AND MARKETING. Selling and marketing expenses include the expenses incurred in the development and promotion of the Company's image, products and services. Selling and marketing expenses include primarily the salaries, payroll taxes, benefits and commissions paid to the sales personnel as well as the fees paid to investor relations firms and consultants.

      Selling and marketing expenses decreased by 58.5%, or $186,000, from $318,000 for the three months ended September 30, 2000 to $132,000 for the three months ended September 30, 2001. The decrease in selling and marketing expenses was primarily due to the Company's increased focus on its core business and a decrease in sales commission expense as a result of the decrease in revenues.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include the expenses incurred for general corporate functions, including administration, finance and accounting, facilities, human resources, and professional services.

      General and administrative expenses for the three months ended September 30, 2001 totaled $786,000, representing a 44.4% decrease over general and administrative expenses of $1,413,000 for the three months ended September 30, 2000. The decrease in general and administrative expenses was primarily due to Company's efforts to cut non-revenue generating expenses.

BAD DEBT EXPENSE. Bad debt expense amounted to $463,000, or 2.7% of net revenue, for three months ended September 30, 2001. The Company increased its reserve for uncollectible accounts given the current unstable environment in the telecommunications industry. The Company did not record any bad debt expense for the three months ended September 30, 2000.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased by 63.5%, or $476,000, from $750,000 for the three months ended September 30, 2000 to $1,226,000 for the three months ended September 30, 2001. The increase in depreciation expense is primarily due to the acquisition of additional property and equipment. The average gross property and equipment increased by 34.8%, or $3,700,000, from $10,618,000 for the quarter ended September 30, 2000 to $14,318,000 for the quarter ended September 30, 2001.

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

      Non-cash stock compensation decreased by 26.4%, or $357,000, from $1,350,000 for the three months ended September 30, 2000 to $993,000 for the three months ended September 30, 2001. The decrease in non-cash stock compensation was primarily due to the cancellation of certain unvested shares that had been granted in May 2000.

INTEREST EXPENSE, NET. Interest expense (net of interest income) of $266,000 decreased by 26.1%, or $94,000, for the three months ended September 30, 2001 as compared to the corresponding period in 2000. The decrease in interest expense was primarily due to the refinancing of a $2.8 million lease on May 10, 2001, which reduced the interest costs on that lease by 1,020 basis points, from 22.0% to 11.8%.

NON-CASH FINANCING COST. Non-cash financing cost is primarily comprised of the amortization of debt discount related to the convertible note's beneficial conversion feature, the amortization of debt discount related to incentive warrants issued to Crescent International in connection with the convertible note, the amortization of debt discount related to fees paid in connection with the convertible note and the amortization of debt issuance costs. The Company has been amortizing all these items over the three-year term of the convertible note since April 10, 2001.

INCOME TAXES. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of September 30, 2001 and for the three and nine months then ended.

NET LOSS. The net loss for the three months ended September 30, 2001 totaled $4,603,000, representing a 31.8% increase over a net loss of $3,493,000 for the three months ended September 30, 2000. The increase in net loss was primarily due to the decrease in revenues and gross margins.

      The Company's net loss per share was $0.15 on 30,117,313 weighted average shares for the three months ended September 30, 2001, compared to a pro forma net loss per share of $0.12 on 29,012,515 weighted average shares for the three months ended September 30, 2000.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUE. Net revenue increased by 10.0%, or $5,453,000, from $54,405,000 for the nine months ended September 30, 2000 to $59,858,000 for the nine months ended September 30, 2001. The increase in revenue was primarily due to the addition of new customers to the Company's network as well as to the increase of the traffic from existing customers.

      The majority of the revenue growth came from Tier 1 carriers. As a percentage of total revenues, revenues from Tier 1 carriers and major international telecommunication companies (PTTs) increased from 61.5% for the nine months ended September 30, 2000 to 77.1% for the nine months ended September 30, 2001.

DATA COMMUNICATIONS AND TELECOMMUNICATIONS. Data communications and telecommunications cost increased by 3.1%, or $1,633,000, from $52,421,000 for the nine months ended September 30, 2000 to $54,054,000 for the nine months ended September 30, 2001. This increase resulted primarily from a significant increase in traffic (consistent with the increased revenue discussed above), which in turn increased the termination costs and purchased minutes.

      As a percentage of net revenue, data communications and telecommunications costs decreased by 610 basis points, from 96.4% for the nine months ended September 30, 2000 to 90.3% for the nine months ended September 30, 2001 as a result of the Company's addition of new direct routes and the termination of the prepaid card program in October 2000 due to its lack of profitability.

NETWORK RESEARCH AND DEVELOPMENT. Network research and development expenses increased by approximately 110.3%, or $2,031,000, from $1,842,000 for the nine months ended September 30, 2000 to $3,873,000 for the nine months ended September 30, 2001. The increase in network research and development expenses was primarily due to the expansion of the Company's global network and to the addition of personnel to develop and support the network.

SELLING AND MARKETING. Selling and marketing expenses decreased by 38.5%, or $239,000, from $621,000 for the nine months ended September 30, 2000 to $382,000 for the nine months ended September 30, 2001. The decrease in selling and marketing expenses was primarily due to the Company's increased focus on its core business.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased by 4.3%, or $129,000, from 2,981,000 for the nine months ended September 30, 2000 to $2,852,000 for the nine months ended September 30, 2001. The decrease in general and administrative expenses was primarily due to the Company's efforts to cut non-revenue generating expenses.

BAD DEBT EXPENSE. Bad debt expense increased by 826.3%, or $661,000, from $80,000, or 0.2% of net revenue for the nine months ended September 30, 2000, to $741,000, or 1.2% of net revenue, for the nine months ended September 30, 2001. The increase in bad debt expense is primarily due to the increase in revenues and the increase in credit risk experienced by the telecommunications industry.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased by 120.3%, or $1,989,000, from $1,654,000 for the nine months ended September 30, 2000 to $3,643,000 for the nine months ended September 30, 2001. The increase in depreciation expense is primarily due to the acquisition of additional property and equipment. The average gross property and equipment increased by 72.0%, or $5,829,000, from $8,097,000 for the nine months ended September 30, 2000 to $13,926,000 for the nine months ended September 30, 2001.

      In March 2000, the Company recorded $2,000,000 of intangible assets in the acquisition of the 25% minority interest in GlobalNet L.L.C. The Company is amortizing the intangible assets on a straight-line basis over a five-year period. The amortization expense associated with the intangible assets amounted to approximately $233,332 and $299,999 for the nine-month periods ended September 30, 2000 and September 30, 2001, respectively.

NON-CASH STOCK COMPENSATION. The non-cash stock compensation expense resulted primarily from the issuance of restricted stock to certain employees and directors in May and December 2000. The stock was issued to motivate and retain key employees and has a vesting period of three years.

      Non-cash stock compensation amounted to approximately $2,025,000 and $3,136,000 for the nine-month periods ended September 30, 2000 and September 30, 2001, respectively.

INTEREST EXPENSE, NET. Interest expense (net of interest income) of $1,010,000 increased by 12.5%, or $112,000, for the nine months ended September 30, 2001 as compared to the corresponding period in 2000. The increase in interest expense is primarily due to the acquisition of property and equipment financed through capital leases. The average capital lease outstanding balance increased by 26.0%, or $1,821,000, from $7,015,000 for the nine months ended September 30, 2000 to $8,836,000 for the nine months ended September 30, 2001.

      The interest expense for the nine months ended September 30, 2000 includes $31,000 of interest expense for a term loan that was fully repaid on July 15, 2000.

      Additionally, interest expense for the nine months ended September 30, 2001 includes a refinancing fee of $100,000 incurred in connection with the refinancing of a $2.8 million existing lease on May 10, 2001. After the refinancing, the interest cost decreased to 11.8% from 22.0%, and the term was extended to 36 months from 18 months remaining under the original lease.

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

INCOME TAXES. Due to the uncertainty of the realization of the deferred tax assets, the Company established a 100% valuation allowance on the net deferred tax assets. Accordingly, there is no income tax benefit reflected in the Company's financial statements as of September

30, 2001 and for the nine months then ended.

NET LOSS. The net loss for the nine months ended September 30, 2001 totaled $10,148,000, representing a 25.0% increase over a net loss of $8,117,000 for the nine months ended September 30, 2000. The increase in net loss was primarily due to the increase in the Company's network research and development expense and depreciation expense as a result of the Company's expansion of its global network.

      The Company's net loss per share was $0.34 on 29,777,488 weighted average shares for the nine months ended September 30, 2001, compared to a pro forma net loss per share of $0.34 on 23,950,794 weighted average shares for the nine months ended September 30, 2000.

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

April Private Placement

      On April 9, 2001 (Closing Date), the Company entered into a securities purchase agreement (Agreement) whereby the Company issued a $2,000,000 convertible note (Note) and the purchaser agreed to purchase from time to time through April 9, 2002, up to $4,000,000 of the Company's common stock. The number of shares and the price is to be determined based upon the Company's average current trading volume and stock price as defined in the Agreement. In addition, the Purchaser has agreed not to acquire, through conversion of the Note, exercise of warrants, or purchase of equity, more than an aggregate of 9.9% of the Company's common stock as of any respective conversion, exercise or purchase date. On the Closing Date, the purchaser made an initial purchase of 365,428 shares of the Company's common stock for an aggregate of $250,000. The Company received net proceeds at the closing in the amount of $2,140,976, after deducting related expenses. The Company also paid additional offering costs of approximately $516,000 and issued warrants to purchase 333,333 shares of the Company's common stock at $0.89 per share and warrants to purchase 225,000 shares of the Company's common stock at $0.85 per share.

Capital Lease Facilities

      In April 2000, the Company entered into a $10,000,000 credit facility with General Electric to finance the lease of Lucent Technologies telecommunications network and data transmission equipment. The Company had six months from the time of the closing to finance equipment under the facility. The total financed amount equals in the aggregate $7,288,000, of which approximately $337,000 corresponds to equipment financed in the first quarter of 2001. As of September 30, 2001, the outstanding balance under this credit facility amounts to $5,257,000.

      In October 1999, the Company entered into certain capital leases for network equipment with PrinVest Financial Corp. ("PrinVest"). The total amount financed was approximately $5,092,000. On May 10, 2001, the Company refinanced these lease with another lender, ending an existing dispute with PrinVest. The outstanding balance under these leases on the date of the refinancing amounted to $2,730,000. After the refinancing, the interest cost on the leases decreased to 11.8% from 22.0%, and the term was extended to 36 months from the 18 months remaining under the original lease. The Company paid a $100,000 refinancing fee in connection with the refinancing of these leases.

      The Company has placed orders in the amount of approximately $4.6 million to purchase Cisco telecommunications equipment. This equipment will be financed through 36-month capital leases.

Note with Vendor

      The Company has agreed to refinance an account payable of $5.8 million through a one-year note at 6% interest and with a $250,000 credit facility fee with one of its vendors. This vendor and GlobalNet are currently working on the final documentation for the note.

CASH FLOW DATA - NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

      During the nine months ended September 30, 2001, net cash used in operating activities totaled $545,000, as compared to net cash used in operating activities totaling $6,030,000 in the corresponding period of 2000. Cash used in operating activities in the first nine months of 2001 was primarily the result of net losses and increases in prepaid expenses and carrier deposits. The decrease in the net cash used in operating activities is primarily due to the 52.2%, or $2,316,000, decrease in cash losses, from $4,438,000 for the nine months ended September 30, 2000 to $2,122,000 for the nine months ended September 30, 2001.

      During the nine months ended September 30, 2001, net cash used in investing activities amounted to approximately $507,000, as compared to net cash used in investing activities totaling $337,000 in the corresponding period of 2000. The Company purchased approximately $362,000 of telecommunications equipment through capital leases in the first nine months of 2001.

      During the nine months ended September 30, 2001, net cash used in financing activities amounted to approximately $32,000, as compared to net cash provided by financing activities of approximately $8,083,000 in the corresponding period of 2000. The net cash used in financing activities in the first nine months of 2001 consisted principally of $2,272,000 of principal payments on capital lease obligations, net of proceeds of $1,513,000 from a convertible note, proceeds of $615,000 from a private placement completed in March and proceeds of $112,000 from the first draw from an equity line.

      The Company has negative working capital at September 30, 2001 and has experienced negative operating cash flows as well as continuing net losses since its inception in 1996. This raises substantial doubt the Company's ability to continue as a going concern. Management has implemented several operating and financial measures to address the Company's short-term and long-term financing needs. The Company may need to seek additional capital through the issuance of equity securities and/or credit facilities within the next 12 months.

RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Intangible Assets were issued. In October 2001,

SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets was issued. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method of accounting, and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 141 also requires identified intangible assets acquired in a business combination to be recognized as an asset apart from goodwill if they meet certain criteria. Management has adopted SFAS 141, which has had no material impact on its condensed consolidated financial statements.

      SFAS No. 142 applies to all goodwill and identified intangible assets acquired in a business combination. Under the new standard, all goodwill and other intangibles determined to have indefinite lives, including those acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually. Other identified intangible assets should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. Within six months of initial application of the new standard, a transitional impairment test must be performed on all goodwill. Any impairment loss recognized as a result of the transitional impairment test should be reported as a change in accounting principle. In addition to the transitional impairment test, the required annual impairment test should be performed in the year of adoption of SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, (although early adoption would be permitted in certain circumstances) and must be adopted as of the beginning of a fiscal year. Retroactive application is not permitted. The Company is in the process of evaluating the impact that adoption of SFAS No. 142 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

      SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that statement. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is in the process of evaluating the impact that adoption of SFAS No. 144 may have on the financial statements; however, such impact, if any, is not known or reasonably estimable at this time.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have minimal interest rate risk. Our capital lease obligations and notes contain fixed rates of interest, which are not subject to market fluctuations.

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


                                     PART II

ITEM 1. LEGAL PROCEEDINGS

      Rubin Investment Group v. GlobalNet, Inc. at al. - On September 14, 2001, the Court approved a Stipulation entered into between and among the parties dismissing the Plaintiff's Second Amended Complaint, with prejudice. The dismissal of the Complaint concludes this reported litigation. No money or other consideration was paid by any party in connection with the dismissal of the Action. In addition to the dismissal with prejudice, Plaintiff Dan Rubin, together with GlobalNet, Inc., issued a press release apologizing for and retracting in their entirety the press releases that they issued on August 22, 2001 and August 20, 2001, and all allegations contained therein against all parties to the lawsuit.

      Broadmark Capital Corporation v. GlobalNet, Inc. - On May 24, 2001, an action was commenced in the United States District Court for the Northern District of Illinois against GlobalNet by Broadmark Capital Corporation ("Broadmark"). The Complaint alleges a breach of contract and asserts that Broadmark is entitled to a finders fee of $405,000 in connection with an investment in GlobalNet made by Crescent International Limited. On July 10, 2001, GlobalNet submitted its amended answer to the complaint. GlobalNet believes that it has good and meritorious defenses to this action which it has asserted and intends to pursue. The action is in its formative stages and no discovery or other substantive proceedings in the action have been undertaken. At a conference held before the Court on November 8, 2001, the parties agreed to a settlement of the action of $175,000 and the issuance of 225,000 warrants exercisable at approximately $0.85 per share. The settlement agreement currently is being finalized.

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

April Private Placement

      On April 9, 2001 (Closing Date), the Company entered into a securities purchase agreement (Agreement) whereby the Company issued a $2,000,000 convertible note (Note) and the purchaser agreed to purchase from time to time, subject to certain conditions, through April 9, 2002, up to $4,000,000 of the Company's common stock. The number of shares to be purchased and the price are to be determined based upon the Company's average current trading volume and stock price as defined in the Agreement. In addition, the purchaser has agreed not to acquire, through conversion of the Note, exercise of warrants, or purchase of equity, more than an aggregate of 9.9% of the Company's common stock as of any respective conversion, exercise, or purchase date. On the Closing Date, the purchaser made an initial purchase of 365,428 shares of the Company's common stock for an aggregate of $250,000. The Company received net proceeds at the closing in the amount of $2,140,976, after deducting related expenses. In addition, the Company paid offering costs of approximately $512,000 and issued warrants to purchase 333,333 shares of the Company's common stock at $0.89 per share and warrants to purchase 225,000 shares of common stock at $0.85 per share. These warrants were valued at $172,000, of which $146,000 was allocated to the Note. The Company filed a registration statement on Form S-3 which was declared effective by the Securities and Exchange Commission on July 9, 2001.

      The Company intends on using the proceeds from the March and April Private Placements and the exercise of the warrants relating thereto for working capital and general corporate purposes.

ITEM 5.  OTHER INFORMATION

      As reported on a Form 8-K filed on November 2, 2001 with the Securities and Exchange Commission, the Company received notice on November 1, 2001 from a Nasdaq Listing Qualifications Panel (the "Panel") that the Panel had determined to delist GlobalNet's common stock, par value $0.001 per share, from The Nasdaq SmallCap Market, effective with the close of business on November 1, 2001. In its notice to GlobalNet, which GlobalNet received after the close of business on November 1, 2001, the Panel noted that it had failed to comply with the minimum $35 million market capitalization requirement for continued listing set forth in Marketplace Rule 4310 (c) (2) (B) (ii). On November 2, 2001, GlobalNet began trading on the Over the Counter Bulletin Board Market (OTC BB).

      As reported on a Form 8-K filed on November 9, 2001 with the Securities and Exchange Commission, the Company held its 2001 Annual Meeting of Stockholders on October 29, 2001. In the meeting, the shareholders elected seven
(7) Directors to the Company's Board of Directors and adopted the GlobalNet 2001 Incentive Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      The following are the reports on Form 8-K filed with the Securities and Exchange Commission by the Company in the quarter ended September 30, 2001:

 DATE OF REPORT         ITEMS                   DESCRIPTION
                       REPORTED
------------------     --------         ----------------------------------------
July 18, 2001            Item 5         Request of a hearing with Nasdaq
July 19, 2001            Item 5         Effectiveness of Registration Statement
September 25, 2001       Item 5         Dismissal of action
October 29, 2001         Item 5         Annual Shareholders Meeting
November 1, 2001         Item 5         Delisting from Nasdaq

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GLOBALNET, INC.


Dated:  November 14, 2001                     /s/  Pere Valles
                                              -----------------------------
                                                   Pere Valles
                                                   Chief Financial Officer (on
                                                   behalf of registrant and as
                                                   principal accounting officer)